Form 10-Q
period 2018-06-30
Charah Solutions, Inc.
filed 2018-08-14
CIK 1730346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-38523
Charah Solutions, Inc.
(Exact name of registrant as specified in its charter)

Delaware	82-4228671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12601 Plantside Dr.
Louisville, KY 40299
(Address of principal executive offices) (Zip Code)
(502) 245-1353
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒*
* The registrant became subject to such requirements on June 13, 2018 and has filed all reports required since that date.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
As of August 14, 2018, the registrant had 29,082,988 shares of common stock outstanding.

TABLE OF CONTENTS

Cautionary Note Regarding Forward-Looking Statements	ii

PART I - FINANCIAL INFORMATION	1
Item 1. Financial Statements	1
Condensed Consolidated and Combined Balance Sheets of Charah Solutions, Inc. as of June 30, 2018 and December 31, 2017	1
Condensed Consolidated and Combined Statements of Income for the Three-months Ended June 30, 2018 (Successor) and 2017 (Successor), for the Six-months ended June 30, 2018 (Successor), and for the Periods from January 13, 2017 to June 30, 2017 (Successor), January 1, 2017 to January 12, 2017 (Predecessor)	3
Condensed Consolidated and Combined Statements of Members’ Equity and Stockholders' Equity for the Periods from December 31, 2016 through January 12, 2017 (Predecessor), January 13, 2017 through June 30, 2017 (Successor), and December 31, 2017 through June 30, 2018 (Successor)	4
Condensed Consolidated and Combined Statements of Cash Flows for the Six-months Ended June 30, 2018 (Successor) and for the periods from January 13, 2017 to June 30, 2017 (Successor) and January 1, 2017 to January 12, 2017 (Predecessor)	6
Notes to Unaudited Condensed Consolidated and Combined Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures About Market Risk	35
Item 4. Controls and Procedures	35

PART II - OTHER INFORMATION	37
Item 1. Legal Proceedings	37
Item 1A. Risk Factors	37
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	38
Item 5. Other Information	38
Item 6. Exhibits	40

SIGNATURES	42

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
The information in this Form 10‑Q (the “Quarterly Report”) includes “forward‑looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward‑looking statements. When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward‑looking statements, although not all forward‑looking statements contain such identifying words. These forward‑looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward‑looking statements, you should keep in mind the risk factors and other cautionary statements included in the final prospectus dated June 13, 2018, as filed with the SEC on June 15, 2018 (the “Final Prospectus”). These forward‑looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.
Forward‑looking statements may include statements about:

•	our business strategy;

•	our operating cash flows, the availability of capital and our liquidity;

•	our future revenue, income and operating performance;

•	our ability to sustain and improve our utilization, revenues and margins;

•	our ability to maintain acceptable pricing for our services;

•	our future capital expenditures;

•	our ability to finance equipment, working capital and capital expenditures;

•	competition and government regulations;

•	our ability to obtain permits and governmental approvals;

•	pending legal or environmental matters or liabilities;

•	pending litigation involving Allied Power Management, LLC;

•	environmental hazards;

•	industrial accidents;

•	business or asset acquisitions;

•	general economic conditions;

•	credit markets;

•	our ability to successfully develop our research and technology capabilities and implement technological developments and enhancements;

•	uncertainty regarding our future operating results; and

•	plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.
We caution you that these forward‑looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, the risks described under “Risk Factors” in our Final Prospectus. Should one or more of the risks or uncertainties described occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward‑looking statements.
All forward‑looking statements, expressed or implied, included in this Quarterly Report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward‑looking statements that we or persons acting on our behalf may issue. Except as otherwise required by applicable law, we disclaim any duty to update any forward‑looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Quarterly Report.

ii

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

CHARAH SOLUTIONS, INC.
Condensed Consolidated & Combined Balance Sheets
(dollars in thousands unless otherwise indicated)
(Unaudited)

	June 30, 2018	December 31, 2017

Assets
Current assets:
Cash	$14,998	$32,264
Trade accounts receivable	58,364	47,227
Receivable from affiliates	120	38
Costs and estimated earnings in excess of billings ("CIE")	30,264	7,959
Inventory	20,902	1,666
Prepaid expenses and other current assets	6,899	4,644
Total current assets	131,547	93,798
Property and equipment:
Plant, machinery and equipment	68,321	42,565
Structural fill site improvements	55,760	55,760
Vehicles	15,670	16,478
Office equipment	712	638
Buildings and leasehold improvements	239	240
Structural fill sites	7,110	7,110
Total property and equipment	147,812	122,791
Less accumulated depreciation and amortization	(38,159)	(22,861)
Property and equipment, net	109,653	99,930
Other assets:
Trade name, net	34,931	34,330
Customer relationship, net	68,513	71,032
Technology, net	2,080	—
Non-compete and other agreements, net	1,319	—
Other intangible assets, net	75	87
Goodwill	76,431	73,468
Other assets	2,030	—
Equity method investments	5,354	5,006
Total assets	$431,933	$377,651

	June 30, 2018	December 31, 2017
Liabilities and members’ equity
Current liabilities:
Accounts payable	$24,322	$15,247
Billings in excess of costs and estimated earnings ("BIE")	7,099	15,882
Notes payable, current maturities	8,185	19,996
Accrued payroll and bonuses	17,982	16,036
Asset retirement obligation	1,086	1,072
Purchase option liability, current portion	5,061	5,061
Accrued expenses	13,070	7,959
Other liabilities	—	198
Total current liabilities	76,805	81,451
Long-term liabilities:
Purchase option liability, less current portion	17,653	20,183
Contingent earnout liability	15,000	—
Deferred tax liability	1,919	—
Notes payable, less current maturities	216,588	227,698
Total liabilities	327,965	329,332
Commitments and contingencies (see Note 11)
Stockholders’ and members’ equity
Retained earnings	22,341	18,316
Common Stock - Charah Solutions, Inc.—$0.01 par value; 200,000,000 shares authorized, 29,082,988 shares issued and outstanding	291	—
Additional paid in capital - Charah Solutions, Inc.	80,450	—
Members’ interest—Charah, LLC Series A, no par, 200,000,000 members’ interest authorized (104,109,890 issued and outstanding) as of December 31, 2017. Series B, no par, 100,000,000 members’ interest authorized (35,199,063 issued and outstanding) as of December 31, 2017	—	19,718
Members’ interest—Allied Power Management, LLC, Series A, no par, 200,000,000 members’ interest authorized (7,210,555 issued and outstanding) as of December 31, 2017. Series B, no par, 100,000,000 members’ interest authorized (2,437,855 issued and outstanding) as of December 31, 2017	—	9,687
Total stockholders’ and members’ equity	103,082	47,721
Non-controlling interest	886	598
Total equity	103,968	48,319
Total liabilities and equity	$431,933	$377,651
See notes to condensed consolidated & combined financial statements.

CHARAH SOLUTIONS, INC.
Condensed Consolidated & Combined Statements of Income
(dollars in thousands unless otherwise indicated)
(Unaudited)

	Successor				Predecessor
	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Period from January 13, 2017 through June 30, 2017	Period from January 1, 2017 through January 12, 2017
Revenue	$195,723	$74,404	$351,252	$133,369	$9,130
Cost of sales	165,174	53,910	301,605	97,146	7,301
Gross profit	30,549	20,494	49,647	36,223	1,829
General and administrative expenses	18,937	7,463	33,319	13,979	3,170
Operating income (loss)	11,612	13,031	16,328	22,244	(1,341)
Interest expense	(5,543)	(1,728)	(9,674)	(2,783)	(4,181)
Income from equity method investment	699	270	1,286	477	48
Income (loss) before income taxes	6,768	11,573	7,940	19,938	(5,474)
Income tax expense	2,906	—	2,906	—	—
Net income (loss)	3,862	11,573	5,034	19,938	(5,474)
Less income attributable to non-controlling interest	642	802	1,009	1,072	54
Net income (loss) attributable to Charah Solutions, Inc.	$3,220	$10,771	$4,025	$18,866	$(5,528)
Basic earnings (losses) per share	$0.13	$0.45	$0.17	$0.80	N/A
Diluted earnings (losses) per share	$0.13	$0.44	$0.16	$0.77	N/A
Pro forma net income (loss) information (see Note 1):
Net income (loss) attributable to Charah Solutions, Inc. before provision for income taxes	$6,126	$10,771	$6,931	$18,866	$(5,528)
Pro forma provision for income taxes	1,517	4,093	1,720	7,169	(2,101)
Pro forma net income (loss) attributable to Charah Solutions, Inc.	$4,609	$6,678	$5,211	$11,697	$(3,427)
See notes to condensed consolidated & combined financial statements.

CHARAH SOLUTIONS, INC.
Condensed Consolidated & Combined Statements of Stockholders’ and Members’ Equity
(dollars in thousands unless otherwise indicated)
(Unaudited)

	Charah, LLC Members							Non-Controlling Interest	Total
	Voting Shares		Non-voting Shares			Retained Earnings (Accumulated Deficit)	Total
	Number of Shares	Common Stock	Number of Shares	Common Stock	Additional Paid-In Capital
Predecessor
Balance, December 31, 2016	18,750	$24	168,750	$216	$54	$20,366	$20,660	$686	$21,346
Net income (loss)	—	—	—	—	—	(5,528)	(5,528)	54	(5,474)
Distributions	—	—	—	—	—	(20,660)	(20,660)	—	(20,660)
Balance, January 12, 2017	18,750	$24	168,750	$216	$54	$(5,822)	$(5,528)	$740	$(4,788)

	Charah, LLC and Allied Power Management, LLC Combined				Non-Controlling Interest	Total
	Charah, LLC Members’ Interest	Allied Power Management, LLC Members’ Interest	Retained Earnings	Total
Successor
Balance, January 13, 2017	$—	$—	$—	$—	$740	$740
Net income	—	—	18,866	18,866	1,072	19,938
Issuance of original Series A member interests	116,418	—	—	116,418	—	116,418
Issuance of original Series B member interests	36,643	—	—	36,643	—	36,643
Share-based compensation - Series C profits interests	141	—	—	141	—	141
Distributions	(15,498)	—	—	(15,498)	(840)	(16,338)
Balance, June 30, 2017	$137,704	$—	$18,866	$156,570	$972	$157,542

See notes to condensed consolidated & combined financial statements.

CHARAH SOLUTIONS, INC.
Condensed Consolidated & Combined Statements of Stockholders’ and Members’ Equity
(dollars in thousands unless otherwise indicated)
(Unaudited)

	Charah Solutions, Inc.
	Common Stock (Shares)	Common Stock (Amount)	Additional Paid In Capital	Charah, LLC Members’ Interest	Allied Power Management, LLC Members’ Interest	Retained Earnings	Total	Non-Controlling Interest	Total
Successor
Balance, December 31, 2017	—	$—	$—	$19,718	$9,687	$18,316	$47,721	$598	$48,319
Net income	—	—	—	—	—	4,025	4,025	1,009	5,034
Share based compensation expense	—	—	—	214	—	—	214	—	214
Distributions	—	—	—	(686)	—	—	(686)	(721)	(1,407)
Conversion from members' interest to common stock	23,436,398	234	28,699	(19,246)	(9,687)	—	—	—	—
Issuance of shares	5,294,117	53	59,188	—	—	—	59,241	—	59,241
Share based common stock issued	372,169	4	(4)	—	—	—	—	—	—
Shares repurchased	(19,696)	—	—	—	—	—	—	—	—
Share based compensation expense	—	—	1,189	—	—	—	1,189	—	1,189
Deferred offering costs	—	—	(8,622)	—	—	—	(8,622)	—	(8,622)
Balance, June 30, 2018	29,082,988	$291	$80,450	$—	$—	$22,341	$103,082	$886	$103,968
See notes to condensed consolidated & combined financial statements.

CHARAH SOLUTIONS, INC.
Condensed Consolidated & Combined Statements of Cash Flows
(dollars in thousands unless otherwise indicated)
(Unaudited)

	Successor		Predecessor
	Six Months Ended June 30, 2018	Period from January 13, 2017 through June 30, 2017	Period from January 1 2017, through January 12, 2017
Cash flows from operating activities:
Net income (loss)	$5,034	$19,938	$(5,474)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	17,135	12,799	763
Amortization of debt issuance costs	784	305	—
Deferred income tax expense	1,919	—	—
Loss on sale of assets	582	169	123
Income from equity method investment	(1,286)	(477)	(48)
Distributions received from equity investment	938	651	—
Non-cash share-based compensation	1,403	141	—
Payment related to deferred stock plan	—	(18,888)	—
Gain on interest rate swap	(2,228)	—	—
Increase (decrease) in cash due to changes in:
Trade accounts receivable	(5,289)	9,494	(3,977)
Receivable from affiliates	(82)	(474)	—
Costs and estimated earnings in excess of billing	(22,305)	(6,454)	2,185
Inventory	(825)	(390)	278
Prepaid expenses and other current assets	(2,126)	(1,604)	71
Accounts payable	8,587	(7,420)	4,380
Billings in excess of costs and estimated earnings	(8,783)	3,007	6
Accrued payroll and bonuses	1,946	(518)	(318)
Asset retirement obligation	14	135	—
Accrued expenses	2,396	3,940	(2,407)
Net cash (used in) provided by operating activities	(2,186)	14,354	(4,418)
Cash flows from investing activities:
Proceeds from the sale of equipment	1,102	314	—
Purchases of property and equipment	(8,233)	(4,438)	—
Payments for business acquisitions, net of cash received	(19,983)	—	—
Purchase of intangible assets	(31)	—	—
Decrease (increase) in restricted cash	—	2,753	—
Net cash used in investing activities	(27,145)	(1,371)	—

	Successor		Predecessor
	Six Months Ended June 30, 2018	Period from January 13, 2017 through June 30, 2017	Period from January 1 2017, through January 12, 2017
Cash flows from financing activities:
Net (payments) proceeds on line of credit	—	(43,801)	4,605
Proceeds from long-term debt	8,400	145,508	298
Principal payments on long-term debt	(45,547)	(122,299)	(440)
Payments of offering costs	(8,622)	—	—
Proceeds from note payable to related party, net	—	25,230	—
Issuance of common stock	59,241	—	—
Distributions to non-controlling interest	(721)	(840)	—
Distributions to members	(686)	(15,498)	—
Net cash provided by (used in) financing activities	12,065	(11,700)	4,463
Net (decrease) increase in cash	(17,266)	1,283	45
Cash, beginning of period	32,264	1,046	1,001
Cash, end of period	$14,998	$2,329	$1,046
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$11,163	$3,167	$104
Non-cash investing and financing transactions
During the six-months ended June 30, 2018 (Successor), Charah purchased $13,441 of equipment with seller provided financing.
During the period from January 1, 2017 through January 12, 2017 (Predecessor), the loan to related party of $7,865, receivables from affiliates of $883 and assets and liabilities related to the un-acquired business amounting to $11,912 were distributed to CEP Holdings, Inc. as non-cash distributions.
At January 12, 2017, Charah, LLC reflected a non-cash transaction to re-value its assets and liabilities resulting from Charah Management LLC completing a transaction with Bernhard Capital Partners Management, LP (BCP), a previously unrelated third party, pursuant to which BCP acquired a 76% equity position of Charah Management LLC.

See notes to condensed consolidated & combined financial statements.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements
(dollars in thousands unless otherwise indicated)
(Unaudited)
1. Nature of Business and Basis of Presentation
Organization
Charah Solutions, Inc. (“Charah Solutions” or the “Company”) was formed as a Delaware corporation in January 2018 and did not conduct any material business operations prior to the transactions described below other than certain activities related to the initial public offering (the “IPO”). The Company completed its IPO on June 18, 2018. Charah Solutions is a holding company, the sole material assets of which consist of membership interests in Charah Management LLC, a Delaware limited liability company (“Charah Management”), and Allied Power Holdings, LLC, a Delaware limited liability company (“Allied Power Holdings”). Through the Company’s ownership of Charah Management and Allied Power Holdings, the Company owns the outstanding equity interests in Charah, LLC, a Delaware limited liability company (“Charah”), and Allied Power Management, LLC, a Delaware limited liability company (“Allied”), the subsidiaries through which Charah Solutions operates its businesses. The historical financial data presented herein as of June 30, 2018 and for periods after the June 18, 2018 corporate reorganization is that of Charah and Allied on a consolidated basis, and on a combined basis for periods prior to the June 18, 2018 corporate reorganization described below. Allied was formed in May 2017 and did not commence operations until July 2017.
Corporate Reorganization
On June 18, 2018, pursuant to the terms of the reorganization transactions completed in connection with the IPO, (a) (i) Charah Holdings LP, a Delaware limited partnership (“Charah Holdings”) owned by Bernhard Capital Partners Management, LP and certain related affiliates (“BCP”), contributed all of its interests in Charah Management and Allied Power Holdings to the Company in exchange for 17,514,745 shares of common stock, (ii) CEP Holdings, Inc., a Delaware corporation owned by Charles Price and certain affiliates (“CEP Holdings”), contributed all of its interests in Charah Management and Allied Power Holdings to the Company in exchange for 4,605,465 shares of common stock, (iii) Charah Management Holdings LLC, a Delaware limited liability company (“Charah Management Holdings”), contributed all of its interests in Charah Management and Allied Power Holdings to the Company in exchange for 907,113 shares of common stock and (iv) Allied Management Holdings, LLC, a Delaware limited liability company (“Allied Management Holdings”), contributed all of its interests in Charah Management and Allied Power Holdings to the Company in exchange for 409,075 shares of common stock, (b) each of Charah Management Holdings and Allied Management Holdings distributed the shares of common stock received by them pursuant to clause (a) to their respective members in accordance with the respective terms of their limited liability company agreements and (c) Charah Holdings distributed a portion of the shares of common stock it received in clause (a) above to certain direct and indirect blocker entities which ultimately merged into the Company, with the Company surviving, and affiliates of BCP received shares of common stock as consideration in the mergers.
Description of Business Operations

The Company provides mission-critical environmental and maintenance services to the power generation industry, enabling our customers to address challenges related to the remediation of ash ponds and landfills at open and closed power plant sites while continuously operating and providing necessary electric power to communities nationwide. Services offered include a suite of coal ash management and recycling, environmental remediation and outage maintenance services. The Company also designs and implements solutions for complex environmental projects (such as coal ash pond closures) and facilitates coal ash recycling through byproduct sales and other beneficial use services. The Company has corporate offices in Kentucky, North Carolina, and Louisiana, and principally operates in the eastern and mid central United States.
The condensed consolidated and combined financial statements include the assets, liabilities, members’ equity, and results of operations of the Company and its consolidated subsidiaries. References to “Predecessor” in the financial statements refer to Charah. Charah is the predecessor for accounting purposes of Charah Solutions, which as described above, was formed in connection with the IPO.
Under the Jumpstart Our Business Startups Act (the "JOBS Act"), the Company meets the definition of an “emerging growth company,” which allows the Company to have an extended transition period for complying with new or revised

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements, continued
(dollars in thousands unless otherwise indicated)
(Unaudited)

accounting standards pursuant to Section 107(b) of the JOBS Act. The Company intends to take advantage of all of the reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards under Section 107 of the JOBS Act until the Company is no longer an emerging growth company. In April 2017, the SEC adopted new rules that included an inflation-adjusted threshold in the definition of an emerging growth company. Under the new inflation-adjusted threshold, we would cease to be an emerging growth company on the last day of the fiscal year in which our annual gross revenues exceed $1.07 billion. This is an increase of $70 million from the previous $1 billion threshold.
Basis for Presentation
The Company’s fiscal year ends December 31. The accompanying unaudited condensed consolidated and combined financial statements include the accounts of the Company and its consolidated subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.
The accompanying unaudited condensed consolidated and combined financial statements have been prepared in accordance with rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, which consist of normal recurring adjustments. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated and combined financial statements should be read in conjunction with the annual audited combined financial statements and notes included in our final prospectus filed on June 15, 2018.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The core principle of ASU 2014-09 is to recognize revenues when a customer obtains control of a good or service, in an amount that reflects the consideration to which an entity is expected to be entitled for those goods or services. The standard will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 by one year. The updated standard will be effective for the year ending December 31, 2019, with early adoption permitted. The Company has not yet selected a transition method and is currently evaluating the effect that the new standard will have on the financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), requiring all leases to be recognized on the balance sheet as a right-of-use asset and a lease liability, unless the lease is a short-term lease (generally a lease with a term of twelve months or less). At the commencement date of the lease, the Company will recognize: 1) a lease liability for the Company’s obligation to make payments under the lease agreement, measured on a discounted basis; and 2) a right-of-use asset that represents the Company's right to use, or control the use of, the specified asset for the lease term. Upon adopting the ASU, the Company will be required to recognize and measure their leases at the beginning of the earliest period presented using a modified retrospective approach. ASU 2016-02 will be effective for the Company for the year ending December 31, 2020, with early adoption permitted. The Company is currently evaluating the effect that the new standard will have on the consolidated and combined financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. This update addresses specific cash flow issues, including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, and proceeds from the settlement of insurance claims. The guidance is effective for fiscal years beginning after December 15, 2018. The Company is currently evaluating the effect that the new standard will have on the consolidated and combined financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230). This ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Upon adopting the ASU, amounts generally described as restricted

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements, continued
(dollars in thousands unless otherwise indicated)
(Unaudited)

cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will be effective for the Company beginning after December 15, 2018 with regard to fiscal years and beginning after December 15, 2019 with regard to interim periods within fiscal years, with early adoption permitted. The Company is currently evaluating the effect that the new standard will have on the condensed consolidated and combined financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 requires entities to use a screen test to determine when an integrated set of assets and activities is not a business or if the integrated set of assets and activities needs to be further evaluated against the framework. The Company adopted the new standard effective January 1, 2018 on a prospective basis. The new standard did not have a material impact on our condensed consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU simplifies the measurement of goodwill impairment by eliminating the requirement that an entity compute the implied fair value of goodwill based on the fair values of its assets and liabilities to measure impairment. Instead, goodwill impairment will be measured as the difference between the fair value of the reporting unit and the carrying value of the reporting unit. The ASU also clarifies the treatment of the income tax effect of tax deductible goodwill when measuring goodwill impairment loss. The Company will be required to adopt ASU 2017-04 as of January 1, 2020. ASU 2017-04 must be applied prospectively with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated and combined financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC 718. The Company adopted the new standard effective January 1, 2018 on a prospective basis. The new standard did not have a material impact on our condensed consolidated and combined financial statements.
Unaudited Pro Forma Income Information
The unaudited pro forma income information gives effect to the corporate reorganization that occurred in connection with the closing of the IPO and the resulting legal entity of Charah Solutions, which is incorporated as a “C” Corporation. Prior to the corporate reorganization, the holding companies for Charah and Allied were limited liability companies and generally not subject to income taxes. The pro forma net income, therefore, includes an adjustment for income tax expense as if the holding companies for Charah and Allied had been “C” Corporations for all periods presented at an assumed combined federal, state and local effective income tax rate of 38% for the year ended December 31, 2017 and 25% for the periods from January 1, 2018 and April 1, 2018, through June 17, 2018, plus the actual tax expense for the period from June 18, 2018 through June 30, 2018. These rates approximate the calculated statutory tax rate for each period. The tax rate in the preceding sentence for the year ended December 31, 2017 does not reflect the impact of U.S. tax reform, which reduces the federal U.S. statutory tax rate from 35% to 21% effective in 2018. The tax rate mentioned for the three and six months ended June 30, 2018 reflects the impact of U.S. tax reform.

2. Business Combination
On January 13, 2017, Charah Management completed a transaction with BCP, a previously unrelated third party pursuant to which BCP acquired a 76% equity position in Charah Management. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair value at the date of acquisition, as summarized below.
By the application of “push-down” accounting, Charah’s assets and liabilities were accordingly adjusted to fair value.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements, continued
(dollars in thousands unless otherwise indicated)
(Unaudited)

Net working capital	$26,704
Net operating assets/liabilities	9,679
Property, plant and equipment	107,876
Rail easement	110
Purchase option liability	(29,883)
Trade name intangible assets	34,330
Customer relationship intangible assets	78,200
Goodwill	73,468
Total purchase price	$300,484
On March 30, 2018, Charah Management completed a transaction with SCB Materials International, Inc. and affiliated entities ("SCB"), a previously unrelated third party, pursuant to which Charah acquired certain assets and liabilities of SCB for a purchase price of $35,000 with $20,000 paid at closing, and $15,000 to be paid over time in conjunction with certain performance metrics. The contract also contained various mechanisms for a working capital true-up, which the Company is currently reviewing. The Company does not believe that any potential changes coming from this review will have a material impact on the consolidated and combined financial statements. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. As of June 30, 2018, the allocation of purchase price for the acquisition is preliminary (as summarized below); fair value estimates of identifiable assets acquired and liabilities assumed are based on management’s estimates, judgments and assumptions and are subject to change until finalized. Goodwill will be allocated to the Environmental Solutions segment. The total amount of goodwill that is expected to be deductible for tax purposes is $4,143.
The allocation of the purchase price was adjusted in the quarter ended June 30, 2018, resulting in an increase of $562 to net working capital acquired, excluding cash and an increase of $807 to the fair value of property, plant and equipment.  The fair value of intangible assets was reduced by $14 for trade name, $286 for customer relationships, $75 for non-compete and other agreements, and $815 for other intangible assets.  The equity method investment was considered to have no fair value, resulting in a reduction of $611 (see also Note 3).  Goodwill increased by $432.
The adjustments to the allocation of the purchase price increased depreciation expense by $21 and decreased amortization expense by $29 for the quarter ended June 30, 2018.

Cash acquired	$17
Net working capital, excluding cash	21,185
Property, plant and equipment	5,300
Trade name intangible assets	633
Customer relationship intangible assets	1,427
Technology	2,102
Non-compete and other agreements	1,373
Goodwill	2,963
Total purchase price	$35,000

No revenue or earnings from the acquired business described above is included in the Statements of Income for the 2017 periods. The actual revenue from the acquired business included in the Statements of Income for the three and six months ended June 30, 2018 was approximately $16,573 for both periods. The actual earnings from the acquired business included in the Statements of Income for the three and six months ended June 30, 2018 was approximately $954 for both periods.
The following unaudited information presents the pro forma consolidated revenue and net income for the periods indicated as if the acquisition had been included in the consolidated results of operations beginning January 1, 2017.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements, continued
(dollars in thousands unless otherwise indicated)
(Unaudited)

	Successor				Predecessor
	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Period from January 13, 2017 through June 30, 2017	Period from January 1, 2017 through January 12, 2017
Pro forma revenue	$195,723	$92,306	$368,075	$167,005	$11,158
Pro forma net income (loss) attributable to Charah Solutions, Inc.	3,381	10,595	4,811	19,096	(5,447)
The above unaudited pro forma results have been calculated by combining the historical results of the Company and the acquired business as if the acquisition had occurred as of the beginning of the fiscal year prior to the acquisition date, and then adjusting the income tax provisions as if they had been calculated on the resulting, combined results. The pro forma results include estimates for additional depreciation related to the fair value of property, plant and equipment and intangible asset amortization and therefore will change when the final asset values and useful lives have been determined.
The pro forma results reflect elimination of $573 of direct acquisition costs that were incurred in the six months ended June 30, 2018 (since for purposes of the pro forma presentation they have been reflected in 2017 instead of in 2018). For all periods presented, historical depreciation and amortization expense of the acquired business was adjusted to reflect the acquisition date fair value amounts of the related tangible and intangible assets. No other material pro forma adjustments were deemed necessary, either to conform the acquisition to the Company’s accounting policies or for any other situation. The pro forma information is not necessarily indicative of the results that would have been achieved had the transactions occurred on the date indicated or that may be achieved in the future.

3. Equity Method Investments
Charah has an investment in a company that provides ash management and remarketing services to the electric utility industry. Charah accounts for its investment under the equity method of accounting because Charah has significant influence over the financial and operating policies of the company. Charah had a receivable due from the equity method investment of $126 and $61 at June 30, 2018 and December 31, 2017, respectively.

Summarized balance sheet information of our equity method investment entity as of:

Balance Sheet Data	June 30, 2018	December 31, 2017
Current assets	$2,784	$1,946
Noncurrent assets	764	764
Total assets	$3,548	$2,710
Current liabilities	432	298
Equity of Charah	5,354	5,006
Equity of joint venture partner	(2,238)	(2,594)
Total liabilities and members' equity	$3,548	$2,710

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements, continued
(dollars in thousands unless otherwise indicated)
(Unaudited)

Summarized financial performance of our equity method investment entity is as follows:

	Successor				Predecessor
	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Period from January 13, 2017 through June 30, 2017	Period from January 1 2017, through January 12, 2017
Operating Data
Revenues	$2,664	$2,243	$5,029	$3,771	$300
Net income	$1,397	$540	$2,572	$953	$96
The Company’s share of net income	$699	$270	$1,286	$477	$48
The following table reflects our proportional ownership activity in our investment account:

	Successor				Predecessor
	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Period from January 13, 2017 through June 30, 2017	Period from January 1 2017, through January 12, 2017

Opening balance	$5,342	$5,132	$5,006	$5,289	$5,241
Distributions	(687)	(287)	(938)	(651)	—
Share of net income	699	270	1,286	477	48
Closing balance	$5,354	$5,115	$5,354	$5,115	$5,289

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements, continued
(dollars in thousands unless otherwise indicated)
(Unaudited)

4. Intangible Assets
The Company’s intangible assets consist of the following as:

	June 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$78,200	$11,078	$67,122
Other - Rail easement	110	35	75
Trade name (indefinite lived)	34,330	—	34,330
Goodwill	73,468	—	73,468
	186,108	11,113	174,995
Other - Patents acquired (Note 2)	2,133	53	2,080
Non-compete and other agreements acquired (Note 2)	1,373	54	1,319
Customer relationships acquired (Note 2)	1,427	36	1,391
Trade name acquired (Note 2)	633	32	601
Goodwill acquired (Note 2)	2,963	—	2,963
Closing balance	$194,637	$11,288	$183,349

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$78,200	$7,168	$71,032
Rail easement	110	23	87
Trade name (indefinite lived)	34,330	—	34,330
Goodwill	73,468	—	73,468
Closing balance	$186,108	$7,191	$178,917
Definite Lived Intangible Assets
As of June 30, 2018, and December 31, 2017, definite lived intangible assets include customer relationships, patents, non-compete and licensing agreements, trade name, and a rail easement. These assets are amortized on a straight-line basis over their estimated useful lives as shown in the table below. Amortization expense was $2,136, $1,961, $4,097, $3,269 and $0 during the three months ended June 30, 2018 (Successor), the three months ended June 30, 2017 (Successor), the six months ended June 30, 2018 (Successor), the period from January 13, 2017 through June 30, 2017 (Successor) and the period from January 1, 2017 through January 12, 2017 (Predecessor), respectively.

Definite Lived Intangible	Useful Life
Customer relationships	10 years
Patents	10 years
Non-compete agreement	2 years
Licensing agreements	15 years
Trade name	5 years
Rail easement	4.5 years

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements, continued
(dollars in thousands unless otherwise indicated)
(Unaudited)

Goodwill and Indefinite Lived Intangible Assets
Goodwill represents the excess of the cost of an acquisition price over the fair value of acquired net assets, and such amounts are reported separately as goodwill on our condensed consolidated and combined balance sheets.
Indefinite lived intangible assets are not amortized, but instead are tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value.

We perform our impairment test effective October 31st of each year. Each quarter we evaluate if there are any indicators of impairment, and we determined there were no indicators of impairment at June 30, 2018 and 2017.

5. Credit Agreement
The Company has a credit agreement with a bank providing for a revolving credit facility (the "Credit Facility") with a principal amount of up to $45,000. The interest rates per annum applicable to the loans under the Credit Facility are based on a fluctuating rate of interest measured by reference to, at the Company's election, either (1) an adjusted LIBOR plus a 2.00% borrowing margin, or (2) an alternative base rate plus a 1.00% borrowing margin. Customary fees are payable in respect of the Credit Facility and include (1) commitment fees in an annual amount equal to 0.50% of the daily unused portions of the Credit Facility, and (2) a 2.00% fee on outstanding letters of credit. The Credit Facility has a maturity date of October 25, 2022. There are no amounts drawn on the revolving credit facility as of June 30, 2018 and December 31, 2017, respectively, and $12,500 in letters of credit outstanding as of June 30, 2018.

6. Notes Payable
The following table summarizes the major components of debt at each balance sheet date and provides maturities and interest rate ranges for each major category as of June 30, 2018:

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements, continued
(dollars in thousands unless otherwise indicated)
(Unaudited)

	June 30, 2018	December 31, 2017
Various equipment notes entered into in November 2017, payable in monthly installments ranging from $5 to $24 including interest at 5.2%, maturing in December 2022 through December 2023. The notes are secured by equipment with a net book value of $4,658 as of June 30, 2018 (Successor).	$5,427	$5,910
Various equipment notes entered into in 2018, payable in monthly installments ranging from $6 to $38 including interest ranging from 5.90% to 6.80%, maturing in March 2023 through May 2025. The notes are secured by equipment with a net book value of $12,305 as of June 30, 2018 (Successor).	13,167	—
In June 2018, the Company entered into a $12,000 convertible non-revolving credit note with a bank. The credit note will convert to a term loan on April 10, 2019, with a maturity date of April 10, 2024. Interest on borrowings prior to the conversion date is calculated using a floating rate equal to 2% in excess of the London Inter-Bank Offered Rate (LIBOR). At the conversion date, interest can be either calculated based on the aforementioned rate or at a fixed rate equal to 2% in excess of the 5-year Swap Rate in effect at the conversion date, based on the Company's preference. There was $3,424 drawn against the credit note as of June 30, 2018 (Successor).
	3,424	—
In December 2017, Charah entered into a $10,000 equipment line with a bank, secured by all equipment purchased with the proceeds of the loan. Interest is calculated on any outstanding amounts using a fixed rate of 4.5%. The equipment line converts to a term loan in September 2018, with a maturity date of June 22, 2023. There was $8,118 drawn against the equipment line as of June 30, 2018 (Successor).	8,118	3,244
A credit agreement with a bank, entered into during October 2017, providing for a senior secured term loan B facility with an initial commitment of $250,000 (the Term Loan). The interest rates per annum applicable to the loans under the Term Loan are based on a fluctuating rate of interest measured by reference to, at the Company's election, either (1) LIBOR plus a 6.25% borrowing margin, or (2) an alternative base rate plus a 5.25% borrowing margin. The principal amount of the Term Loan will amortize at a rate of 7.5% per annum with all remaining outstanding amounts under the Term Loan due on the Term Loan maturity date. A portion of the IPO proceeds was used to prepay scheduled principal payments which would otherwise have been required through June 2020. The Term Loan has a scheduled maturity date of October 25, 2024. The Term Loan is collateralized by substantially all the assets of the Company.
	205,313	250,000
Total	235,449	259,154
Less debt issuance costs	(10,676)	(11,460)
	224,773	247,694
Less current maturities	(8,185)	(19,996)
Notes payable due after one year	$216,588	$227,698
7. Interest Rate Swap
In order to manage interest rate risk in a cost-efficient manner, the Company entered into an interest rate swap during 2017 whereby the Company agreed to exchange with the counterparty, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to a notional amount. The interest rate swap is not designated for hedge accounting. The change in fair values of the interest rate swap are immediately recognized in earnings, within interest expense.

As of both June 30, 2018 and December 31, 2017, the notional amount of the interest rate swap was $150,000. A fair value asset of $2,030 was recorded in the condensed consolidated and balance sheet within other assets, as of June 30, 2018 (Successor) and a fair value liability of $198 was recorded in the balance sheet within other liabilities as of December 31, 2017 (Successor). The total amount of gain subtracted from interest expense for the three months ended June 30, 2018 (Successor), the three months ended June 30, 2017 (Successor), the six months ended June 30, 2018 (Successor), the period from

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements, continued
(dollars in thousands unless otherwise indicated)
(Unaudited)

January 13, 2017 through June 30, 2017 (Successor), and the period from January 1, 2017 through January 12, 2017 (Predecessor) was $604, $0, $2,228, $0 and $0 respectively.
8. Costs and Estimated Earnings on Uncompleted Contracts
Costs and estimated earnings on uncompleted contracts as of:

	June 30, 2018	December 31, 2017
Costs incurred on uncompleted contracts	$197,033	$151,963
Estimated earnings	70,412	53,356
Total costs and earnings	267,445	205,319
Less billings to date	(244,280)	(213,242)
Costs and estimated earnings in excess of billings	$23,165	$(7,923)
The net balance in process is classified on the condensed consolidated and combined balance sheets as of:

	June 30, 2018	December 31, 2017
Costs and estimated earnings in excess of billings	$30,264	$7,959
Billings in excess of costs and estimated earnings	(7,099)	(15,882)
Net balance in process	$23,165	$(7,923)
9. Distributions to Stockholders and Members
Prior to the Company's June 18, 2018 corporate reorganization, the Company made certain distributions to stockholders and members to cover their tax liabilities. During the three months ended June 30, 2018 (Successor), the three months ended June 30, 2017 (Successor), the six months ended June 30, 2018, the period from January 13, 2017 through June 30, 2017 (Successor), and the period from January 1, 2017 through January 12, 2017 (Predecessor), the Company made distributions of $686, $0, $686, $15,498 and $20,660, respectively, a portion of which was used to pay for income taxes.

10. Stock/Unit Based Compensation
The Charah Management LLC Limited Liability Agreement provided for the issuance of up to 1,000 Series C interests ("Charah Series C Profits Interests"). In 2017 Charah Management adopted the Charah Series C Profits Interest Plan and issued 650 of such units to employees. Charah Series C Profits Interests participated in distributions to Charah members based on specified rates of return being realized to the Charah Series A and Charah Series B membership interest. The Charah Series C Profits Interest Plan is no longer in place following our corporate reorganization and related IPO. Charah Series C Profits Interests vested ratably in each of the first five anniversaries of their grant date with vesting accelerated upon a change of control. 540 Charah Series C Profits Interests were unvested at June 18, 2018 and were canceled as a result of the corporate reorganization that occurred upon the closing of the IPO (see further discussed below). The Charah Series C Profits Interests were valued based upon a contingent claims analysis to allocate the total implied equity value as of the valuation date amongst the various equity securities classes, with breakpoints estimated considering relative seniority, liquidation preferences, and conversion features. An assumed volatility of 30% based upon a comparable public company analysis was used in the determination of fair value. The weighted–average grant date fair value of the Charah Series C Profits Interest granted during 2017 was $3 per unit, resulting in $2,100 of total compensation costs which was expected to vest over 5 years. There was $1,679 of unrecognized compensation as of June 30, 2018.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements, continued
(dollars in thousands unless otherwise indicated)
(Unaudited)

During the three months ended June 30, 2018 and 2017, $103 and $85, respectively, of compensation expense was recognized related to the Charah Series C Profits interests. During the six months ended June 30, 2018 (Successor), the period from January 13, 2017 through June 30, 2017 (Successor) and the period from January 1, 2017 through January 12, 2017 (Predecessor) compensation expense of $214, $141 and $0, respectively, was recognized related to the Charah Series C Profits Interests.
The Allied Power Management LLC Limited Liability Agreement provided for the issuance of up to 1,000 Allied Series C profits interests (“Allied Series C Profits Interests”). In 2017 Allied adopted the Allied Series C Profits Interest Plan and issued 550 of such units to employees. The Allied Series C Profits Interest Plan is no longer in place following our corporate reorganization and related IPO. Allied Series C Profits Interests participated in distributions to Allied members based upon specified rates of return being realized to the Allied Series A and Allied Series B membership interest. Allied Series C Profits Interests vested immediately upon grant. The Allied Series C Profits Interests were valued based upon a contingent claims analysis to allocate the total implied equity value as of the valuation date amongst the various equity securities classes, with breakpoints estimated considering relative seniority, liquidation preferences, and conversion features. An assumed volatility of 32.5% based upon a comparable public company analysis was used in the determination of fair value. The average grant date fair value of the Allied Series C Profits Interest granted during 2017 was $0 dollars per unit. There was $0 of unrecognized compensation as of June 30, 2018. No compensation expense was recognized during the three and six months ended June 30, 2018 (Successor), the three months ended June 30, 2017 (Successor), the period from January 13, 2017 through June 30, 2017 (Successor), and the period from January 1, 2017 through January 12, 2017 (Predecessor) related to Allied Series C Profits Interests.
In conjunction with the funding of the investment in Allied Power Holdings in July 2017, select individuals, including members of the management team at Allied, were given the opportunity to invest, via an aggregator entity, Allied Management Holdings, alongside, and on the same basis as, the existing investment group. In exchange for their investment, common equity interests (Series B) in both Allied Power Holdings and Charah Management were issued. For those members of management, 1.9 million Charah Management LLC Series B Membership Interests and 0.1 million Allied Power Management LLC Series B Membership Interests were granted as a deemed contribution and a portion was invested via a cash contribution. All rights under these membership interests were fully vested at the time of the grant. There was $2,080 of compensation expense recorded in 2017 related to these Series B membership interest grants. No compensation expense was recognized during the three months ended June 30, 2018 (Successor), the period from January 13, 2017 through March 31, 2017 (Successor), and the period from January 1, 2017 through January 12, 2017 (Predecessor).
In connection with the corporate reorganization that occurred upon the closing of the IPO, the holders of Charah Series C Profits Interests and Allied Series C Profits Interests received 1,215,956 shares of common stock (the “Management Reorganization Consideration”) in exchange for the contribution to the Company of their Charah Series C Profits Interests and Allied Series C Profits Interests, of which 911,963 shares are subject to time based vesting conditions, as well as performance vesting conditions, based on specified EBITDA targets and achievement of certain safety metrics, which will be determined at a future date. In addition, 272,708 shares of common stock were issued under the 2018 Omnibus Incentive Plan (see further discussion below), of which 204,532 shares are subject to the same time-based vesting conditions and performance vesting conditions as the shares issued in accordance with the Management Reorganization Consideration. The fair value of the awards was calculated initially as $12 per share, and will be updated thereafter for changes at each reporting period until the performance targets are approved by the board of directors. The fair value of the awards is recognized over the required service period for each grant.
Upon the closing of the IPO, the board of directors of the Company adopted the 2018 Omnibus Incentive Plan (the “2018 Plan”), pursuant to which employees, consultants and directors of the Company and its affiliates, including named executive officers, are eligible to receive awards. The 2018 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, bonus stock, dividend equivalents, other stock-based awards, substitute awards, annual incentive awards and performance awards intended to align the interests of participants with those of Company stockholders. The Company has reserved 3,006,582 shares of common stock for issuance under the 2018 Plan, and all future equity awards described above will be issued pursuant to the 2018 Plan. The Company issued 44,198 shares under the 2018 Plan that vest over one year. The fair value of the awards was calculated as $12 per share, which will be recognized over the one-year vesting period.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements, continued
(dollars in thousands unless otherwise indicated)
(Unaudited)

During the three months ended June 30, 2018, $1,189 of compensation expense was recognized related to the shares issued in accordance with the Management Reorganization Consideration and the 2018 Plan. As of June 30, 2018, there was approximately $4,958 of total compensation expense, subject to changes in fair value as the performance targets are approved by the board of directors, related to unvested awards not yet recognized, which will be recognized in future periods in accordance with applicable vesting terms.

11. Commitments and Contingencies
The Company from time to time, in the ordinary course of business, is named as a defendant in various lawsuits. In management’s opinion, the gross liability from such lawsuits is not considered to be material to the Company's condensed consolidated and combined financial condition or results of operations. We cannot predict the outcome of such lawsuits or the amount of time and expense that will be required to resolve such lawsuits. If such litigation were to be determined adversely to our interests, or if we were forced to settle any matter for a significant amount, such resolution or settlement could have a negative effect on our business, results of operations and financial condition.

12. Business Segment and Related Information
The Company has identified the following reportable segments, Environmental Solutions and Maintenance & Technical Services, as each met the quantitative threshold of generating revenues equal to or greater than 10 percent of the combined revenue of all operating segments.
Management evaluates the performance of each segment based on segment gross profit, which is calculated as revenues less cost of sales. For the three months ended June 30, 2018 (Successor), the three months ended June 30, 2017 (Successor), the six months ended June 30, 2018 (Successor), the period from January 13, 2017 through June 30, 2017 (Successor) and the period January 1, 2017 through January 12, 2017 (Predecessor), there are no intersegment revenues or other intersegment transactions. Segment assets are also evaluated by management based on each segment’s investment in property and equipment. Assets (other than property and equipment and goodwill) are not allocated to segments.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements, continued
(dollars in thousands unless otherwise indicated)
(Unaudited)

Summarized financial information with respect to the reportable segments is as follows:

Successor
Three Months Ended June 30, 2018	ES	M&TS	All Other	Total
Revenue	$90,113	$105,610	$—	$195,723
Segment gross profit	22,096	8,453	—	30,549
Segment depreciation and amortization expense	5,334	1,378	1,992	8,704
Three Months Ended June 30, 2017	ES	M&TS	All Other	Total
Revenue	$61,638	$12,766	$—	$74,404
Segment gross profit	17,505	2,989	—	20,494
Segment depreciation and amortization expense	5,983	610	49	6,642
Six Months Ended June 30, 2018	ES	M&TS	All Other	Total
Revenue	$137,897	$213,355	$—	$351,252
Segment gross profit	34,565	15,082	—	49,647
Segment depreciation and amortization expense	10,744	2,407	3,984	17,135
Expenditures for segment assets	3,445	4,788	—	8,233
Period from January 13, 2017 through June 30, 2017	ES	M&TS	All Other	Total
Revenue	$109,495	$23,874	$—	$133,369
Segment gross profit	30,541	5,682	—	36,223
Segment depreciation and amortization expense	11,570	1,134	95	12,799
Expenditures for segment assets	2,038	2,383	17	4,438
Predecessor
Period from January 1, 2017 through January 12, 2017	ES	M&TS	All Other	Total
Revenue	$7,451	$1,679	$—	$9,130
Segment gross profit	1,412	417	—	1,829
Segment depreciation and amortization expense	688	70	5	763
Expenditures for segment assets	—	—	—	—

Successor
As of June 30, 2018	ES	M&TS	All Other	Total
Segment property and equipment, net	$76,129	$33,153	$371	$109,653
Segment goodwill	59,809	16,622	—	76,431
As of December 31, 2017	ES	M&TS	All Other	Total
Segment property and equipment, net	$75,764	$23,725	$441	$99,930
Segment goodwill	56,846	16,622	—	73,468

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements, continued
(dollars in thousands unless otherwise indicated)
(Unaudited)

The following is a reconciliation of segment gross profit to net income:

	Successor				Predecessor
	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Period from January 13, 2017 through June 30, 2017	Period from January 1, 2017 through January 12, 2017

Segment gross profit	$30,549	$20,494	$49,647	$36,223	$1,829
General and administrative expenses	18,937	7,463	33,319	13,979	3,170
Interest expense	(5,543)	(1,728)	(9,674)	(2,783)	(4,181)
Income from equity method investment	699	270	1,286	477	48
Income tax expense	2,906	—	2,906	—	—
Net income (loss)	$3,862	$11,573	$5,034	$19,938	$(5,474)

The following is a reconciliation of segment assets to total assets:

	As of June 30, 2018	As of December 31, 2017
Segment property and equipment, net	$109,653	$99,930
Segment goodwill	76,431	73,468
Non-segment assets	245,849	204,253
Total assets	$431,933	$377,651

13. Income Taxes
The Company is a "C" Corporation under the Internal Revenue Code of 1986, as amended, and, as a result, will be subject to U.S. federal, state and local income taxes. The Company's subsidiaries previously operated as partnerships for income tax purposes. Prior to the contribution of assets and liabilities to the Company on June 18, 2018, the subsidiaries passed through their taxable income to their owners for U.S federal and other state and local income tax purposes and thus the subsidiaries were not subject to U.S. federal income taxes or other state or local income taxes, except for franchise tax at the state level. Accordingly, the financial data attributable prior to the contribution on June 18, 2018 contains no provision for U.S. federal income taxes or income taxes in any state or locality other than franchise taxes.
The Company has determined its opening balance for deferred income tax assets and liabilities to be a net deferred tax liability of $2,481 based on the future tax effects of temporary differences between the financial statement value and tax basis of assets and liabilities contributed to the Company upon conversion as a taxable corporation on June 18, 2018. In accordance with ASC 740, the tax effects have been recorded as a separate item of income tax expense.
In order to determine the tax provision related to operating income at the end of each interim period, the Company estimates the annual effective tax rate and applies that to its pre-tax earnings. The Company's pre-tax earnings for the period ended June 30, 2018 included only 13 days of operating income subject to corporate income taxes for which the Company is liable. The computation

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements, continued
(dollars in thousands unless otherwise indicated)
(Unaudited)

of the annual estimated effective tax rate at each interim period requires certain estimates and judgments including, but not limited to, the expected operating income for the year, estimated permanent differences between book and tax amounts, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur and additional information is obtained.
The Company’s effective tax rate, excluding discrete items, for the 13 days ended June 30, 2018 of 23.7% differs from the statutory rate of 21% for Federal income tax and 5.3% for the estimated state rate. This is primarily due to income allocable to a non-controlling interest related to a consolidated partnership investment.
The Company’s income tax returns for the year ended December 31, 2018 will be its initial tax returns filed with the U.S. federal, state and local governments. The examination of prior period tax returns filed for partnerships contributed to the Company in the reorganization could impact the Company’s tax expense and tax balance sheet accounts. The Company acquired a foreign subsidiary at formation and the subsidiary is subject to examination for prior calendar years, however, the Company is not aware of any potential adjustments for prior years and any such adjustment should not be material to the financial statements.

14. Earnings (Losses) Per Share
Basic earnings (losses) per share is computed by dividing net income (loss) attributable to Charah Solutions shareholders by the weighted average number of shares outstanding during the period. Diluted earnings (losses) per share reflects all potential dilutive ordinary shares outstanding during the period and is computed by dividing net income (loss) available to Charah Solutions, Inc shareholders by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities. For the periods prior to the IPO, the average number of ordinary shares outstanding used to calculate basic and diluted earnings (losses) per share was based on the ordinary shares that were outstanding at the time of the IPO.
Basic and diluted earnings (losses) per share is determined using the following information:

	Successor				Predecessor
	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Period from January 13, 2017 through June 30, 2017	Period from January 1, 2017 through January 12, 2017

Numerator:
Net income (loss) attributable to Charah Solutions, Inc.	$3,220	$10,771	$4,025	$18,866	$(5,528)

Denominator (in millions):
Weighted average shares outstanding	24.5	23.7	24.1	23.7	N/A
Dilutive share-based awards	0.9	0.8	0.8	0.8	N/A
Total weighted average shares outstanding, including dilutive shares	25.4	24.5	24.9	24.5	N/A

Basic earnings (losses) per share	$0.13	$0.45	$0.17	$0.80	N/A
Diluted earnings (losses) per share	$0.13	$0.44	$0.16	$0.77	N/A

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the historical financial statements and related notes included in Part I, Item 1 of this report. This discussion contains “forward‑looking statements” reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward‑looking statements due to a number of factors. Factors that could cause or contribute to such differences include, but are not limited to, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this report. Please read Cautionary Note Regarding Forward‑Looking Statements. Also, please read the risk factors and other cautionary statements described under “Item 1A.-Risk Factors” included elsewhere in this report. We assume no obligation to update any of these forward‑looking statements.

Our Predecessor and Charah Solutions, Inc.
Charah Solutions, Inc. (“Charah Solutions” “Company,” “we,” “us,” or “our”) was formed in January 2018 and did not conduct any material business operations prior to the transactions described under “Initial Public Offering”. Our Predecessor consists of Charah Management LLC, a Delaware limited liability company (“Charah Management”) and Allied Power Holdings, LLC, a Delaware limited liability company (“Allied Power Holdings”) on a combined consolidated basis. In connection with the closing of our initial public offering (the "IPO"), and pursuant to the terms and conditions of the master reorganization agreement dated June 13, 2018, Charah Management and Allied Power Holdings became wholly owned subsidiaries of us.
Through our ownership of Charah Management and Allied Power Holdings, we own the outstanding equity interests in Charah, LLC, a Kentucky limited liability company (“Charah”), and Allied Power Management, LLC, a Delaware limited liability company (“Allied Power Management”), the subsidiaries through which we operate our businesses.

Overview
We were formed in January 2018 in connection with the IPO and to be a holding company for Charah Management and Allied Power Holdings. The historical financial data presented herein as of June 30, 2018 and for periods after the June 18, 2018 corporate reorganization is that of Charah and Allied on a consolidated basis, and on a combined basis for periods prior to the June 18, 2018 corporate reorganization. Allied was formed in May 2017 and did not commence operations until July 2017. The historical combined financial information of our Predecessor is not indicative of the results that may be expected in any future periods. For more information, please see the historical consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report.
We are a leading provider of mission-critical environmental and maintenance services to the power generation industry, enabling our customers to address challenges related to the remediation of ash ponds and landfills at open and closed power plant sites while continuously operating and providing necessary electric power to communities nationwide. We offer a suite of coal ash management and recycling, environmental remediation and outage maintenance services. We also design and implement solutions for complex environmental projects (such as coal ash pond closures) and facilitate coal ash recycling through byproduct sales and other beneficial use services. We operate in over 20 states, resulting in an overall footprint and density in key markets that we believe is difficult to replicate.
We are an environmental remediation and maintenance company and conduct our operations through two segments: Environmental Solutions and Maintenance and Technical Services.
Environmental Solutions. Our Environmental Solutions segment includes remediation and compliance services, as well as byproduct sales offerings. Remediation and compliance services are associated with our customers’ need for multiyear environmental improvement and sustainability initiatives, whether driven by proactive engagement by power generation customers, by regulatory requirements or by consumer expectations and standards. Byproduct sales support both our power generation customers’ desire to profitably recycle recurring and historic volumes of coal combustion residuals ("CCRs") and our ultimate end customers’ need for high-quality, cost-effective raw material substitutes.
Maintenance and Technical Services. Our Maintenance and Technical Services segment includes fossil services and,

from and after May 2017 when Allied was created, nuclear services. Fossil services are the recurring management of coal ash for coal-fired power generation facilities. Nuclear services include routine maintenance, outage services, facility maintenance and staffing solutions for nuclear power generation facilities. The Maintenance and Technical Services segment offerings are most closely associated with the ongoing operations of power plants, whether in the form of daily environmental management or required maintenance services (typically during planned outages).
Initial Public Offering
On June 18, 2018, we completed the IPO of 7,352,941 shares of the Company’s common stock, par value $0.01 per share. The net proceeds of the IPO to us prior to offering expenses was approximately $59.2 million. We used a portion of the IPO proceeds to pay off approximately $40.0 million of the borrowings outstanding under the Term Loan (as defined below), and any remaining net proceeds were used to pay offering expenses or designated to be used for general corporate purposes.
How We Evaluate Our Operations
We use a variety of financial and operational metrics to assess the performance of our operations, including:

•	Revenues;

•	Gross Margin;

•	Operating Income;

•	Adjusted EBITDA; and

•	Adjusted EBITDA Margin.

Revenues
We analyze our revenues by comparing actual revenues to our internal projections for a given period and to prior periods to assess our performance. We believe that revenues are a meaningful indicator of the demand and pricing for our services.
Gross Margin
We analyze our gross margin, which we define as revenues less cost of sales, to measure our financial performance. We believe gross margin is a meaningful metric because it provides insight on financial performance of our revenue streams without consideration of company overhead. When analyzing gross margin, we compare actual gross margin to our internal projections for a given period and to prior periods to assess our performance.
Operating Income
We analyze our operating income, which we define as revenues less cost of sales and general and administrative expenses, to measure our financial performance. We believe operating income is a meaningful metric because it provides insight on profitability and true operating performance based on the historical cost basis of our assets. We also compare operating income to our internal projections for a given period and to prior periods.
Adjusted EBITDA and Adjusted EBITDA Margin
We view Adjusted EBITDA and Adjusted EBITDA Margin, which are non-GAAP financial measures, as an important indicator of performance. We define Adjusted EBITDA as net income before interest expense, depreciation and amortization, equity-based compensation and income taxes, elimination of certain legacy expenses, amounts from a non-acquired business line and transaction related expenses and other items. Adjusted EBITDA margin represents the ratio of Adjusted EBITDA to total revenues. See “Non-GAAP Measures” for more information and reconciliations of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Key Factors Affecting Our Business and Financial Statements
Ability to Capture New Contracts and Opportunities
Our ability to grow revenue and earnings is contingent on maintaining and increasing our market share, renewing existing contracts and obtaining additional contracts from proactive bidding on contracts with new and existing customers. We proactively work with existing customers ahead of contract end dates to secure contract renewals. We also leverage the embedded long-term nature of our customer relationships to obtain insight into and capture new business opportunities across our platform.
Seasonality of Business
Based on historic trends, we expect our operating results to vary seasonally. Nuclear power generators perform turnaround and outages in the off-peak months where demand is lower and generation capacity is less constrained. As a result, our nuclear services offerings may have higher revenue volume in the spring and fall months. Variations in normal weather patterns can also cause changes in consumption of energy, which may influence demand and timing of associated services for our fossil services offerings. Inclement weather can impact construction-related activities associated with pond and landfill remediation, which affects the timing of revenue generation within remediation and compliance services. Byproduct sales are also impacted during winter months when the utilization of cement and cement products is generally lower.
Project-Based Nature of Environmental Remediation Mandates
We believe there is a significant pipeline of coal ash ponds and landfills that will require remediation and/or closure in the future. Due to their scale and complexity, these environmental remediation projects are typically completed over longer periods of time. As a result, our revenues from these projects can fluctuate over time. Some of our revenues from projects are recognized using percentage of completion accounting for GAAP purposes. This method of revenue recognition is determined by estimating the percentage of completion on a job and the ultimate estimated gross profit margin on the job. The timing of revenues recorded for financial reporting purposes may differ from actual billings to customers, sometimes resulting in costs and billing in excess of actual revenues. Because of the risks in estimating long term jobs, actual results may differ from these estimates.
Byproduct Recycling Market Dynamics
There is a growing demand for recycled coal ash across a variety of applications, in addition to the market forces and governmental regulations driving the need to dispose of coal ash in an environmentally sensitive manner. Pricing of byproduct sales is driven by supply and demand market dynamics, in addition to the chemical and physical properties of the ash. As demand increases for the end-products that use recycled coal-fired power generation waste byproducts (i.e. concrete for construction and infrastructure projects), the demand for recycled coal ash also typically rises. These fluctuations affect the relative demand for our byproduct sales offerings. In recessionary periods, construction and infrastructure spending and the corresponding need for concrete may decline. However, this unfavorable effect may be partially offset by an increase in the demand for recycled coal ash during a recessionary period given coal ash is more cost-effective than other alternatives.
Power Generation Industry Spend on Environmental Liability Management and Regulatory Requirements
The power generation industry has increased annual spending on environmental liability management. We believe this is the result of not only regulatory and consumer pressure, but also the industry’s increasing focus on environmental stewardship. Continued increases in spending on environmental liability management by our customers should result in increased demand for services across our platform.
Cost Management and Capital Investment Efficiency
Our main operating costs consist of labor and material costs and equipment maintenance. We maintain a focus on cost management and efficiency, including monitoring labor costs, both in terms of wage rates and headcount, along with other costs such as materials and equipment. We maintain a disciplined approach to capital expenditure decisions, which are typically associated with specific contract requirements. Furthermore, we strive to extend the useful life of our equipment through the application of a well-planned routine maintenance program.
How We Generate Revenues

The Environmental Solutions segment generates revenue through our remediation and compliance services, as well as byproduct sales offerings. Our remediation and compliance services offerings primarily consist of designing, constructing, managing, remediating, and closing ash ponds and landfills on customer-owned sites. Our byproduct sales offerings include the recycling of recurring and contracted volumes of coal-fired power generation waste byproducts, such as bottom ash, fly ash and gypsum byproduct, each of which can be used for various industrial purposes. Our platform of services is contracted for terms generally ranging from 18 months to five years, thereby reducing financial volatility. In excess of 90% of our services work is structured as time and materials, cost reimbursable or unit price contracts, which significantly reduces the risk of loss on contracts and provides gross margin visibility. Revenue from management contracts is recognized when the ash is hauled to the landfill or the management services are provided. Revenue from the sales of ash is recognized when it is delivered to the customer.
The Maintenance and Technical Services segment generates revenue through our fossil services and nuclear services offerings. Maintenance and Technical Services segment offerings are most closely associated with the ongoing operations of power plants, whether in the form of daily environmental management or required maintenance services (typically during planned outages). Our fossil services offerings focus on recurring and mission-critical management of coal ash for coal-fired power generation facilities to fulfill an environmental service need of our customers in handling their waste byproducts. Our nuclear services operations, which goes to market under the Allied Power brand name, consists of a broad platform of mission-critical professional, technical and craft services spanning the entire asset life cycle of a nuclear power generator. The services are performed on the customer’s site and the contract terms typically range between three to five years. Revenues are billed and paid during the periods of time work is being executed. Our nuclear services revenues tend to be seasonal and may experience significant increases during periods of shutdowns of generators. This combination of the maintenance and environmental-related services deepens customer connectivity and drives long-term relationships which we believe are critical for the renewal of existing contracts, winning incremental business from existing customers at new sites and adding new customers. Over the last five years, we have achieved an approximately 90% renewal rate for contracts in our fossil services offerings up for renewal.
Costs of Conducting Our Business
The principal expenses involved in conducting our business are labor and material costs, most of which is included in cost of goods sold. Expenses related to subcontracting and equipment are also key expenses in our business. Additionally, we have general and administrative expenses primarily comprised of sales, marketing and corporate administrative functions.
Factors Impacting the Comparability of Results of Operations
Public Company Costs
As a new public company, we expect to incur incremental recurring, and certain non-recurring costs related to our transition to a publicly traded and taxable corporation, including the costs of our initial public offering and the costs associated with the initial implementation of our Sarbanes-Oxley Section 404 internal control implementation and testing. We also expect to incur additional significant and recurring expenses as a publicly traded company, including costs associated with the employment of additional personnel, compliance under the Exchange Act, annual and quarterly reports to common stockholders, registrar and transfer agent fees, national stock exchange fees, audit fees, incremental director and officer liability insurance costs and director and officer compensation.
Income Taxes
Charah Solutions is a "C" Corporation under the Internal Revenue Code of 1986, as amended (the “Code”), and, as a result, will be subject to U.S. federal, state and local income taxes. In connection with the IPO, Charah and Allied, which previously were flow-through entities for income tax purposes and were indirect subsidiaries of two partnerships, Charah Management LLC and Allied Power Holdings, LLC, respectively, became indirect subsidiaries of Charah Solutions. Prior to the contribution, Charah and Allied passed through their taxable income to the owners of the partnerships for U.S. federal and other state and local income tax purposes and thus were not subject to U.S. federal income taxes or other state or local income taxes, except for franchise tax at the state level (at less than 1% of modified pre-tax earnings). Accordingly, the financial data attributable to Charah and Allied prior to the contribution on June 18, 2018 contains no provision for U.S. federal income taxes or income taxes in any state or locality other than franchise taxes.

Operations of Allied Power Management, LLC

Allied was formed in May 2017 and did not commence operations until July 2017. Our results of operations for the year ended December 31, 2017 reflect the results of Allied only from the commencement of its operations in July 2017. As a result, our historical financial and operating information for the three months and six months ended June 30, 2018 may not be comparable to the historical financial and operating information for the three and six months ended June 30, 2017.

Results of Operations
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

	Three Months Ended
	June 30,		Change
	2018	2017	$	%
	(in thousands)
Revenues:
Environmental Solutions	$90,113	$61,638	$28,475	46.2%
Maintenance and Technical Services	105,610	12,766	92,844	727.3%
Total revenue	195,723	74,404	121,319	163.1%
Cost of sales	165,174	53,910	111,264	206.4%
Gross Profit:
Environmental Solutions	22,096	17,505	4,591	26.2%
Maintenance and Technical Services	8,453	2,989	5,464	182.8%
Total gross profit	30,549	20,494	10,055	49.1%
General and administrative expenses	18,937	7,463	11,474	153.7%
Operating income (loss)	11,612	13,031	(1,419)	(10.9)%
Interest expense	(5,543)	(1,728)	3,815	220.8%
Income from equity method investment	699	270	429	158.9%
Income (loss) before taxes	6,768	11,573	(4,805)	(41.5)%
Income tax expense	2,906	—	2,906	100.0%
Net Income (loss)	3,862	11,573	(7,711)	(66.6)%
Less income attributable to non-controlling interest	(642)	(802)	160	(20.0)%
Net income (loss) attributable to Charah Solutions, Inc.	3,220	10,771	(7,551)	(70.1)%
Adjusted EBITDA(1)	$25,999	$19,904	$6,095	30.6%
Adjusted EBITDA margin(1)	13.3%	26.8%	(13.5)%	N/A

(1)
Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial measures. For a definition of Adjusted EBITDA and Adjusted EBITDA margin, as well as a reconciliation to our most directly comparable financial measures calculated and presented in accordance with GAAP, please read “-Non-GAAP Measures” below.

Revenues. Revenues increased $121.3 million, or 163.1%, for the three months ended June 30, 2018 to $195.7 million from $74.4 million for the three months ended June 30, 2017. The increase in revenues by segment was as follows:
Environmental Solutions revenues. Environmental Solutions segment revenues increased $28.5 million, or 46.2%, for the three months ended June 30, 2018 to $90.1 million from $61.6 million for the three months ended June 30, 2017. The increase was primarily attributable to the addition of SCB Materials International that occurred in March 2018, in addition to a net overall increase in revenue from our remediation and compliance services offerings.
Maintenance and Technical Services revenues. Maintenance and Technical Services revenues increased $92.8 million, or 727.3%, for the three months ended June 30, 2018 to $105.6 million from $12.8 million for the three months ended June 30, 2017. The increase was primarily attributable to the addition of our nuclear services offerings.
Gross Profit. Gross profit increased $10.1 million, or 49.1%, for the three months ended June 30, 2018 to $30.5 million from $20.5 million for the three months ended June 30, 2017. As a percentage of revenue, gross profit was 15.6% and

27.5% for the three months ended June 30, 2018 and 2017, respectively. The decrease in gross profit margin was primarily driven by the addition of our nuclear services offerings and the addition of SCB International. The increase in gross profit by segment was as follows:
Environmental Solutions gross profit. Gross profit for our Environmental Solutions segment increased $4.6 million, or 26.2%, for the three months ended June 30, 2018 to $22.1 million from $17.5 million for the three months ended June 30, 2017. The increase was primarily attributable to the net overall increase in gross profit from our remediation and compliance services offerings in addition to gross profit related to our addition of SCB Materials International that occurred in March 2018.
Maintenance and Technical Services gross profit. Gross profit for our Maintenance and Technical Services segment increased $5.5 million, or 182.8%, for the three months ended June 30, 2018 to $8.5 million from $3.0 million for the three months ended June 30, 2017. The increase was primarily attributable to the addition of our nuclear services offerings.
General & Administrative. General and administrative expense increased $11.5 million, or 153.7%, for the three months ended June 30, 2018 to $18.9 million from $7.5 million for the three months ended June 30, 2017. The increase was primarily attributable to additional general and administrative expenses associated with our nuclear services offerings, including non-recurring and non-operating legal and startup costs, as disclosed in our Adjusted EBITDA calculation included herein. General and administrative expenses were also increased due to the addition of SCB Materials International and the addition of $1.2 million of stock-based compensation expense.
Interest Expense. Interest expense, net increased $3.8 million, or 220.8%, for the three months ended June 30, 2018 to $5.5 million from $1.7 million for the three months ended June 30, 2017. The increase was primarily attributable to the increase in our debt balances.
Income from Equity Method Investment. Income from equity method investment increased $0.4 million, or 158.9%, for the three months ended June 30, 2018 to $0.7 million from $0.3 million for the three months ended June 30, 2017. The increase was primarily attributable to a price increase of the products sold through this joint venture.
Net Income (loss). Net income (loss) decreased $7.7 million, or 66.6%, for the three months ended June 30, 2018 to $3.9 million from $11.6 million for the three months ended June 30, 2017. The decrease was primarily attributable to increased general and administrative expense and interest expense as disclosed above, in addition to the Company becoming a corporate tax payer after the IPO, offset by additional revenue and gross profit as disclosed above.
Adjusted EBITDA and Adjusted EBITDA margin. Adjusted EBITDA increased $6.1 million, or 30.6%, for the three months ended June 30, 2018 to $26.0 million from $19.9 million for the three months ended June 30, 2017, and our Adjusted EBITDA margin for the three months ended June 30, 2018 was 13.3%, a decrease of 13.5% from 26.8% for the three months ended June 30, 2017. For a definition of Adjusted EBITDA and the calculation of Adjusted EBITDA margin, as well as a reconciliation to the most directly comparable GAAP measure, see “Non-GAAP Measures.”

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
The following table sets forth our Predecessor’s selected operating data for the six months ended June 30, 2018 and 2017. The successor column below represents the combined financial information of Charah and Allied for the periods from January 13, 2017 through June 30, 2017 and the six months ended June 30, 2018, while the predecessor columns below represent the financial information of Charah for the period from January 1, 2017 through January 12, 2017, each as reflected in our unaudited financial statements included elsewhere in this Quarterly Report. The predecessor and successor columns together represent our accounting Predecessor for purposes of this Quarterly Report. The dollar amount and percentage change information below reflects the difference between results in the six months ended June 30, 2018 as compared to the combined results for the period from January 1, 2017 through January 12, 2017 and the period from January 13, 2017 through June 30, 2017.

	Successor (1)		Predecessor (2)	Change
	Six Months Ended June 30, 2018	Period from January 13, 2017 through June 30, 2017	Period from January 1, 2017 through January 12, 2017	$	%
	(in thousands)
Revenues:
Environmental Solutions	$137,897	$109,495	$7,451	$20,951	17.9%
Maintenance and Technical Services	213,355	23,874	1,679	187,802	735.0%
Total revenue	351,252	133,369	9,130	208,753	146.5%
Cost of sales	301,605	97,146	7,301	197,158	188.8%
Gross Profit:
Environmental Solutions	34,565	30,541	1,412	2,612	8.2%
Maintenance and Technical Services	15,082	5,682	417	8,983	147.3%
Total gross profit	49,647	36,223	1,829	11,595	30.5%
General and administrative expenses	33,319	13,979	3,170	16,170	94.3%
Operating income	16,328	22,244	(1,341)	(4,575)	(21.9)%
Interest expense	(9,674)	(2,783)	(4,181)	2,710	38.9%
Income from equity method investment	1,286	477	48	761	145.0%
Income (loss) before taxes	7,940	19,938	(5,474)	(6,524)	(45.1)%
Income tax expense	2,906	—	—	2,906	100.0%
Net income (loss)	5,034	19,938	(5,474)	(9,430)	(65.2)%
Less income attributable to non-controlling interest	(1,009)	(1,072)	(54)	117	(10.4)%
Net income (loss) attributable to Charah Solutions, Inc.	$4,025	$18,866	$(5,528)	$(9,313)	(69.8)%
Adjusted EBITDA(3)	43,361	35,331	(422)	8,452	24.2%
Adjusted EBITDA margin(3)	12.3%	26.5%	(4.6)%	(12.2)%	N/A

(1)
The successor columns represent the combined financial information of Charah and Allied for the period from January 13, 2017 through June 30, 2017 and the six months ended June 30, 2018 as reflected in our unaudited financial statements included elsewhere in this Quarterly Report. The predecessor and successor columns together represent our accounting Predecessor for purposes of this Quarterly Report.

(2)
The predecessor column represents the financial information of Charah for the period from January 1, 2017 through January 12, 2017 as reflected in our unaudited financial statements included elsewhere in this Quarterly Report. The predecessor and successor columns together represent our accounting Predecessor for purposes of this Quarterly Report.

(3)
Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial measures. For a definition of Adjusted EBITDA and Adjusted EBITDA margin, as well as a reconciliation to our most directly comparable financial measures calculated and presented in accordance with GAAP, please read “-Non-GAAP Measures” below.

Revenues. Revenues increased $208.8 million, or 146.5%, for the six months ended June 30, 2018 to $351.3 million from $142.5 million for the six months ended June 30, 2017. The increase in revenues by segment was as follows:
Environmental Solutions revenues. Environmental Solutions segment revenues increased $21.0 million, or 17.9%, for the six months ended June 30, 2018 to $137.9 million from $116.9 million for the six months ended June 30, 2017. The increase was primarily attributable to the addition of SCB Materials International that occurred in March 2018, in addition to a net overall increase in revenue from our remediation and compliance services offerings.
Maintenance and Technical Services revenues. Maintenance and Technical Services revenues increased $187.8 million, or 735.0%, for the six months ended June 30, 2018 to $213.4 million from $25.6 million for the six months ended June 30, 2017. The increase was primarily attributable to the addition of our nuclear services offerings.
Gross Profit. Gross profit increased $11.6 million, or 30.5%, for the six months ended June 30, 2018 to $49.6 million from $38.1 million for the six months ended June 30, 2017. As a percentage of revenue, gross profit was 14.1% and 26.7% for the six months ended June 30, 2018 and 2017, respectively. The decrease in gross profit margin was primarily driven by the addition of our nuclear services offerings and the addition of SCB International. The increase in gross profit by segment was as follows:
Environmental Solutions gross profit. Gross profit for our Environmental Solutions segment increased $2.6 million, or 8.2%, for the six months ended June 30, 2018 to $34.6 million from $32.0 million for the six months ended June 30, 2017. The increase was primarily attributable to the net overall increase in gross profit from our remediation and compliance services offerings in addition to gross profit related to our addition of SCB Materials International that occurred in March 2018.
Maintenance and Technical Services gross profit. Gross profit for our Maintenance and Technical Services segment increased $9.0 million, or 147.3%, for the six months ended June 30, 2018 to $15.1 million from $6.1 million for the six months ended June 30, 2017. The increase was primarily attributable to the addition of our nuclear services offerings.
General & Administrative. General and administrative expense increased $16.2 million, or 94.3%, for the six months ended June 30, 2018 to $33.3 million from $17.1 million for the six months ended June 30, 2017. The increase was primarily attributable to additional general and administrative expenses associated with our nuclear services offerings, including non-recurring and non-operating legal and startup costs, as disclosed in our Adjusted EBITDA calculation included herein. General and administrative expenses were also increased due to the addition of SCB Materials International and the addition of $1.4 million of stock-based compensation expense.
Interest Expense. Interest expense, net increased $2.7 million, or 38.9%, for the six months ended June 30, 2018 to $9.7 million from $7.0 million for the six months ended June 30, 2017. The increase was primarily attributable to the increase in our debt balances. We incurred $4.1 million of costs associated with debt retirement in conjunction with Bernhard Capital Partners Management, LP's ("BCP") investment in us recorded during the period from January 1, 2017 through January 12, 2017.
Income from Equity Method Investment. Income from equity method investment increased $0.8 million, or 145.0%, for the six months ended June 30, 2018 to $1.3 million from $0.5 million for the six months ended June 30, 2017. The increase was primarily attributable to a price increase of the products sold through this joint venture.
Net Income (loss). Net income (loss) decreased $9.4 million, or 65.2%, for the six months ended June 30, 2018 to $5.0 million from $14.5 million for the six months ended June 30, 2017. The decrease was primarily attributable to increased general and administrative expense and interest expense as disclosed above, in addition to the Company becoming a corporate tax payer after the IPO, offset by additional revenue and gross profit as disclosed above.
Adjusted EBITDA and Adjusted EBITDA margin. Adjusted EBITDA increased $8.5 million, or 24.2%, for the six months ended June 30, 2018 to $43.4 million from $34.9 million for the six months ended June 30, 2017, and our Adjusted EBITDA margin for the six months ended June 30, 2018 was 12.3%, a decrease of 12.2% from 24.5% for the six months ended June 30, 2017.
For a definition of Adjusted EBITDA and the calculation of Adjusted EBITDA margin, as well as a reconciliation to the most directly comparable GAAP measure, see “Non-GAAP Measures.”
Seasonality
Based on historic trends, we expect our operating results to vary seasonally due to demand within our industry as well as weather conditions. For additional information on the effects of seasonality on our operating results, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Key Factors Affecting Our Business and Financial Statements-Seasonality of Business.”

Liquidity and Capital Resources
Our primary sources of liquidity and capital resources are cash flows generated by operating activities and borrowings under our Credit Facility (as defined below). Depending upon market conditions and other factors, we may also issue additional equity and debt if needed. As of June 30, 2018, we had approximately $15.0 million in cash and believe that we will have sufficient liquidity from cash on hand, cash generated from operations and our existing credit facilities to fund our business for the next 12 months.

Cash Flows
The following table sets forth our Predecessor’s cash flow data for the six months ended June 30, 2018 and 2017. The successor column below represents the combined financial information of Charah and Allied for the periods from January 13, 2017 through June 30, 2017 and the six months ended June 30, 2018, while the predecessor columns below represent the financial information of Charah for the period from January 1, 2017 through January 12, 2017, each as reflected in our unaudited financial statements included elsewhere in this Quarterly Report. The predecessor and successor columns together represent our accounting Predecessor for purposes of this Quarterly Report. The dollar amount and percentage change information below reflects the difference between results in the six months ended June 30, 2018 as compared to the combined results for the period from January 1, 2017 through January 12, 2017 and the period from January 13, 2017 through June 30, 2017.

	Successor		Predecessor
	Six Months Ended June 30, 2018	Period from January 13, 2017 to June 30, 2017	Period from January 1, 2017 to January 12, 2017
				Change
				$	%
	(in thousands)
Cash flows provided by (used in) operating activities	$(2,186)	$14,354	$(4,418)	$(12,122)	(122.0)%
Cash flows provided by (used in) investing activities	$(27,145)	$(1,371)	$—	$(25,774)	1,879.9%
Cash flows provided by (used in) financing activities	$12,065	$(11,700)	$4,463	$19,302	(266.7)%
Net change in cash	$(17,266)	$1,283	$45	$(18,549)	(1,396.8)%
Operating Activities
Net cash provided by (used in) operating activities decreased $12.1 million, or 122.0%, for the six months ended June 30, 2018 to $(2.2) million from $9.9 million for the six months ended June 30, 2017. The change in cash flows provided by (used in) operating activities is primarily attributable a $9.4 million decrease in net income as explained above, an $18.0 million decrease in cash resulting from the increase in costs and estimated earnings in excess of billing, and an $11.8 million decrease in cash resulting from the decrease in billings in excess of costs and estimated earnings, offset by the non-recurrence of an $18.9 million payment associated with the deferred stock plan in 2017 and an $11.6 million increase in accounts payable.
Investing Activities
Net cash provided by (used in) investing activities decreased $25.8 million, or 1,879.9%, for the six months ended June 30, 2018 to $(27.1) million from $(1.4) million for the six months ended June 30, 2017. The change in cash flows provided by (used in) investing activities is primarily attributable to the $20.0 million used for business acquisitions, net of cash received, and an increase in cash purchases of property and equipment.

Financing Activities
Net cash provided by (used in) financing activities increased $19.3 million, or 266.7%, for the six months ended June 30, 2018 to $12.1 million from $(7.2) million for the six months ended June 30, 2017. The change in cash flows provided by financing activities is primarily attributable to the $59.2 million in proceeds from the issuance of common stock, which was used to make $40.0 million of principal payments towards our term loan and also to pay $8.6 million of costs associated with our IPO. The change in cash flows provided by financing activities was also impacted by the refinancing of debt and the acquisition of Charah by BCP, both of which occurred in the first three months of 2017.

Working Capital
Our working capital, which we define as total current assets less total current liabilities, totaled $54.7 million and $12.3 million at June 30, 2018 and December 31, 2017, respectively. This increase in working capital for the six months ended June 30, 2018 is primarily the result of a $22.3 million increase in costs and estimated earnings in excess of billings, a $19.2 million increase in inventory, an $11.8 million decrease in the current portion of notes payable, and an $11.1 million increase in accounts receivable. These increases were offset by the $17.3 million decrease in cash.
Our Debt Agreements
Credit Facility
On October 25, 2017, we entered into a credit agreement (the “Revolving Credit Agreement”) by and among us, the lenders party thereto from time to time and Regions Bank, as administrative agent (the “Administrative Agent”), providing for our revolving credit facility (the "Credit Facility"), with a principal amount of up to $45.0 million aggregate principal amount. The Credit Facility permits extensions of credit up to the lesser of $45.0 million and a borrowing base that is calculated by us based upon a percentage of the value of our eligible accounts receivable and eligible inventory, and approved by the Administrative Agent. The borrowing base for our Credit Facility is currently $45.0 million. Subject to certain customary conditions, we may elect to increase the aggregate revolving credit commitments to an amount not exceeding $65.0 million; provided no lender has any obligations to increase its own revolving credit commitment. As of June 30, 2018, we had no outstanding borrowings under the Credit Facility and $12.6 million in letters of credit under the Credit Facility with $32.4 million in revolving commitments available. The Credit Facility has a scheduled maturity date of October 25, 2022.
The interest rates per annum applicable to the loans under the Credit Facility are based on a fluctuating rate of interest measured by reference to, at our election, either (1) an adjusted London inter-bank offered rate (“LIBOR”) plus a 2.00% borrowing margin, or (2) an alternative base rate plus a 1.00% borrowing margin. Customary fees are payable in respect of the Credit Facility and include (1) commitment fees in an amount equal to 0.50% of the daily unused portions of the Credit Facility, and (2) a 2.00% fee on outstanding letters of credit.
The Credit Facility contains various representations and warranties and restrictive covenants that, among other things and subject to specified exceptions, restrict the ability of us and our restricted subsidiaries to incur indebtedness (including guarantees), grant liens, pay dividends on our common stock, make investments, make restricted payments, make prepayments on other indebtedness, engage in mergers or change the nature of their business. In addition, if excess availability under the Credit Facility falls below the greater of 15% of the loan cap amount or $6.75 million, we will be required to comply with a minimum fixed charge coverage ratio of 1.0 to 1.0. The Credit Facility does not otherwise contain financial maintenance covenants. As of June 30, 2018, we would have been in compliance with the minimum fixed charge coverage ratio had the test been required.
The Credit Facility contains certain affirmative covenants, including reporting requirements, such as delivery of financial statements, certificates and notices of certain events, maintaining insurance, and providing additional guarantees and collateral in certain circumstances.
The Credit Facility includes customary events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross default to certain other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of guarantees or security interests, material judgments and change of control.
Term Loan
On October 25, 2017, we entered into a credit agreement (the “Term Loan Credit Agreement”) by and among us, the lenders party thereto from time to time and Credit Suisse AG, Cayman Islands Branch, as administrative agent (the “Administrative Agent”), providing for our term loan (the "Term Loan") with an initial commitment of $250 million. The Term Loan provides that we have the right at any time to request incremental term loans up to the greater of (1) the excess, if any, of $25.0 million over the aggregate amount of all incremental Credit Facility commitments and incremental term loan commitments previously utilized, and (2) such other amount so long as such amount at such time could be incurred without causing the pro forma consolidated secured leverage ratio to exceed 3.25 to 1.00. The lenders under the Term Loan are not under any obligation to provide any such incremental commitments or loans and any such addition of or increase in commitments or loans are subject to certain customary conditions precedent.
The interest rates per annum applicable to the loans under the Term Loan are based on a fluctuating rate of interest measured by reference to, at our election, either (1) LIBOR plus a 6.25% borrowing margin, or (2) an alternative base rate plus a 5.25% borrowing margin.
The principal amount of the Term Loan will amortize at a rate of 7.5% per annum with all remaining outstanding amounts under the Term Loan due on the Term Loan maturity date. A portion of the IPO proceeds was used to prepay amortization payments which would otherwise have been required through June 2020. The Term Loan has a maturity date of October 25, 2024.
We received net proceeds from the IPO of $59.2 million prior to deducting offering expenses. We used these net proceeds to pay offering expenses and to pay off $40.0 million of the borrowings outstanding under the Term Loan. Subsequently, as of June 30, 2018, we had $205.3 million outstanding on borrowings under the Term Loan.
The Term Loan requires us to prepay its outstanding loans, subject to certain exceptions, with: (i) 100% of the net cash proceeds of non-ordinary course asset sales or other dispositions of property by us or any of the restricted subsidiaries and 100% of the net cash proceeds from certain insurance and condemnation events with respect to our assets, subject to customary thresholds and reinvestment rights; (ii) a variable percentage of excess cash flow, ranging from 75% to 0% depending on our consolidated secured leverage ratio from time to time; and (iii) 100% of our and our restricted subsidiaries’ net cash proceeds from the issuance or incurrence of debt obligations for borrowed money not permitted under the Term Loan. We may voluntarily prepay outstanding loans under our Term Loan at any time subject to customary “breakage” costs with respect to LIBOR loans and subject to a prepayment premium of 1.00% in connection with certain customary repricing events that may occur within twenty-four months of October 25, 2017.
The Term Loan contains various representations and warranties and restrictive covenants that, among other things and subject to specified exceptions, restrict the ability of us and our restricted subsidiaries to incur indebtedness (including guarantees), grant liens, pay dividends on our common stock, make investments, make restricted payments, make prepayments on other indebtedness, engage in mergers or change the nature of their business. In addition, we are required to comply with a maximum senior secured net leverage ratio of 5.00 to 1.00 beginning March 31, 2018, decreasing to 4.50 to 1.00 as of March 31, 2019 and further decreasing to 4.00 to 1.00 as of March 31, 2020 and thereafter. We were in compliance with our covenants as of June 30, 2018.
The Term Loan contains certain affirmative covenants, including reporting requirements, such as delivery of financial statements, certificates and notices of certain events, maintaining insurance, and providing additional guarantees and collateral in certain circumstances.
The Term Loan includes customary events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross default to certain other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of guarantees or security interests, material judgments and change of control.
Equipment Financing Facilities
We have entered into various equipment financing arrangements to finance the acquisition of certain equipment (the “Equipment Financing Facilities”). As of June 30, 2018, we have equipment lines of credit allowing borrowings of $22.0 million, of which $11.5 million is utilized. In addition, we have $18.6 million of equipment notes outstanding. Each of the Equipment Financing Facilities includes non-financial covenants, and as of June 30, 2018, we were in compliance with these covenants.

Non-GAAP Measures
Adjusted EBITDA
Adjusted EBITDA and Adjusted EBITDA margin are not financial measures determined in accordance with GAAP.     We define Adjusted EBITDA as net income before interest expense, income taxes, depreciation and amortization, equity-based compensation, elimination of certain legacy expenses, amounts from a non-acquired business line and transaction related expenses and other items. Adjusted EBITDA margin represents the ratio of Adjusted EBITDA to total revenues.
We believe Adjusted EBITDA and Adjusted EBITDA margin are useful performance measures because they allow for an effective evaluation of our operating performance when compared to our peers, without regard to our financing methods or capital structure. We exclude the items listed above from net income in arriving at Adjusted EBITDA because these amounts are either non-recurring or can vary substantially within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income determined in accordance with GAAP. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are reflected in Adjusted EBITDA. Our presentation of Adjusted EBITDA should not be construed as an indication that our results will be unaffected by the items excluded from Adjusted EBITDA. Our computations of Adjusted EBITDA may not be identical to other similarly titled measures of other companies. We use Adjusted EBITDA margin to measure the success for our business in managing our cost base and improving profitability. The following tables present reconciliations of Adjusted EBITDA to net income, our most directly comparable financial measure calculated and presented in accordance with GAAP, along with our Adjusted EBITDA margin.

	Successor(1)				Predecessor(2)
			Six Months Ended June 30, 2018	Period from January 13, 2017 through June 30, 2017	Period from January 1, 2017 through January 12, 2017
	Three Months Ended
	June 30,
	2018	2017
	(in thousands)
Net income (loss) attributable to Charah Solutions, Inc.	$3,220	$10,771	$4,025	$18,866	$(5,528)
Interest expense	5,543	1,728	9,674	2,783	4,181
Income tax expense	2,906	—	2,906	—	—
Depreciation and amortization	8,704	6,642	17,135	12,799	763
Elimination of certain non-recurring and non-operating legal costs(3)	2,489	19	5,169	19	—
Elimination of certain non-recurring startup costs(4)	688	447	1,480	447	—
Equity-based compensation	1,292	85	1,403	141	—
Transaction related expenses and other items	1,157	212	1,569	276	162
Adjusted EBITDA	$25,999	$19,904	$43,361	$35,331	$(422)
Adjusted EBITDA margin(5)	13.3%	26.8%	12.3%	26.5%	(4.6)%

(1)
The successor columns represent the combined financial information of Charah and Allied for the period from January 13, 2017 through June 30, 2017 and January 1, 2018 through June 30, 2018 as applicable, as reflected in our financial statements included elsewhere in this Quarterly Report. The predecessor and successor columns together represent our accounting Predecessor for purposes of this Quarterly Report.

(2)
The predecessor columns represent the financial information of Charah for the period from January 1, 2017 through January 12, 2017 as reflected in our audited financial statements included elsewhere in this Quarterly Report. The predecessor and successor columns together represent our accounting Predecessor for purposes of this Quarterly Report.

(3)
For the three and six months ended June 30, 2018, represents non-recurring legal expenses associated with the lawsuit filed by APTIM Corp. against Allied in July 2017. As a result, these costs will be non-recurring following the resolution of the APTIM litigation and are not representative of legal costs that we will incur from time to time in the ordinary course of our business.

(4)
Represents non-recurring start-up costs associated with the startup of Allied and our nuclear services offerings, including the setup of financial operations systems and modules, pre-contract expenses to obtain initial contracts and the hiring of operational staff. Because these costs are associated with the initial setup of the Allied business to initiate the operations involved in our nuclear services offerings, these costs are non-recurring in the normal course of our business.

(5)
Adjusted EBITDA margin is a non-GAAP measure that represents the ratio of Adjusted EBITDA to total revenues. We use Adjusted EBITDA margin to measure the success of our businesses in managing our cost base and improving profitability.

Critical Accounting Policies and Estimates
There were no changes to our critical accounting policies from those disclosed in our Final Prospectus filed on June 15, 2018.
Recent Accounting Pronouncements
For information regarding new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements, please refer to Note 1 - Recent Accounting Pronouncements in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosure about Market Risks
Market risk is the risk of loss arising from adverse changes in market rates and prices. Currently, our market risks relate to potential changes in the fair value of our long-term debt due to fluctuations in applicable market interest rates. Going forward our market risk exposure generally will be limited to those risks that arise in the normal course of business, as we do not engage in speculative, non-operating transactions, nor do we utilize financial instruments or derivative instruments for trading purposes.
Interest Rate Risk
As of June 30, 2018, we had $205.3 million of debt outstanding under the Term Loan and no outstanding borrowings under the Credit Facility, with a weighted average interest rate of 8.6%. A 1.0% increase or decrease in the weighted average interest rate would increase or decrease interest expense by approximately $2.1 million per year assuming a consistent debt balance and before taking into consideration any impact from our interest rate cap. We currently have an interest rate cap in place with respect to outstanding indebtedness under our Term Loan that provides a ceiling on three-month LIBOR at 2.5% for a notional amount of $150 million.
Credit Risk
While we are exposed to credit risk in the event of non-performance by counterparties, the majority of our customers are investment grade companies and we do not anticipate non-performance. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers.
Off-Balance Sheet Arrangements
We currently have no material off-balance sheet arrangements.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a‑15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d‑15(e) under the

Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10‑Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. As of June 30, 2018, disclosure controls and procedures were not effective as a result of the material weaknesses identified during the year ended December 31, 2017 and not yet remediated. The material weaknesses relate to the misapplication of GAAP in accounting for our deferred stock plan in effect in 2016 and ineffective controls over the financial statement close and reporting processes.
The deferred stock plan was terminated in December 2016 and there are no remaining internal control considerations related to this plan. Regarding the ineffective controls over the financial statement close and reporting process, we have taken steps to remedy these material weaknesses by establishing more robust processes supporting internal controls over financial reporting, including accounting policies and procedures and our engagement of consultants to assist management in determining and evaluating new accounting positions. However, the material weaknesses cannot be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control over Financial Reporting
Other than the steps taken as described immediately above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings
We may, at any given time, be named as defendants in certain lawsuits, investigations and claims arising in the ordinary course of conducting our business, including certain environmental claims and employee-related matters, and we expect that we will be named defendants in similar lawsuits, investigations and claims in the future. While the outcome of these lawsuits, investigations and claims cannot be predicted with certainty, we do not expect these matters to have a material adverse impact on our business, results of operations, cash flows or financial condition.

In July 2017, APTIM Corp. sued Allied and certain of its employees and affiliated entities in the U.S. District Court for the Northern District of Illinois, alleging, among other things, misappropriation of alleged trade secrets and civil conspiracy. APTIM also alleged tortious interference with their contractual and business relations because Exelon, our customer whose business makes up 100% of our nuclear services revenues, ended their business relationship with APTIM and started a new business relationship with Allied. The litigation was indefinitely stayed on June 21, 2018 pending resolution of the arbitration discussed in the next paragraph which has overlapping issues with this litigation. The parties were engaged in discovery relevant to APTIM's motion for preliminary injunction, which was filed last July, before the stay was entered. APTIM has an unspecified claim for damages that will proceed after the stay is lifted. No schedule for that phase of the case, and no trial date, has been set. APTIM has not identified its alleged damages. We believe that APTIM’s claims are meritless, and we intend to defend ourselves vigorously.

APTIM and its alleged predecessors in interest have also initiated judicial and arbitral proceedings in Louisiana against Dorsey Ron McCall, our Senior Vice President and Board Member. In June 2017, APTIM’s alleged predecessor, The Shaw Group, Inc., sued Mr. McCall in Louisiana state court, alleging breaches of his employment agreement. APTIM later filed a petition in the U.S. District Court for the Eastern District of Louisiana seeking to stay the state-court litigation and compel arbitration of the breach-of-contract claims, which the district court granted, permitting APTIM’s pending arbitration against Mr. McCall to proceed. Mr. McCall appealed that decision to the U.S. Court of Appeals for the Fifth Circuit, which affirmed the district court’s order. Mr. McCall filed a petition for rehearing en banc on May 1, 2018 and the Fifth Circuit directed APTIM to file a response to the petition by May 24, 2018. On May 31, 2018, the Fifth Circuit denied Mr. McCall’s petition. The matter has now proceeded to arbitration which has been set for March 11-22, 2019. On June 29, 2018, APTIM filed a motion in that arbitration seeking, among other things, a ruling that McCall’s covenant not to compete was enforceable and applied to McCall until January 1, 2018.  The arbitrator granted that motion on August 13, 2018.  McCall previously filed a motion to dismiss APTIM’s claims in that arbitration on separate grounds on July 24, 2018.  That motion remains pending, with briefing scheduled to conclude on September 10, 2018.

We believe that all of APTIM’s claims in the above proceedings are without merit, and we intend to vigorously defend ourselves against them.

We are party to a lawsuit filed against North Carolina by a certain environmental advocacy group alleging that the issuance by the state of certain permits associated with our Brickhaven clay mine reclamation site exceeded the state’s power. Although the state’s authority to issue the bulk of the permits (i.e. the allowance to reclaim the original site with coal ash) was upheld, the portion of the permits that allows us to “cut and prepare” an additional portion of the site was held by the North Carolina Superior Court to exceed the relevant agency’s statutory authority. The North Carolina Superior Court’s decision (which upheld the allowance to reclaim the original site but held that the portions of the permits that allow us to “cut and prepare” an additional portion of the site exceeded the relevant agency’s statutory authority) was reversed and remanded back to the OAH. If the OAH determines North Carolina exceeded its permitting authority with respect to either the original allowance or the “cut and prepare” portions of the permits or both, such decision, if ultimately upheld, could have an adverse effect on our operations and financial results.

Item 1A. Risk Factors.
Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our common stock are described under “Risk Factors”, included in our Final Prospectus. This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC. Other than as described below, there have been no material changes in our risk factors from those described in our Final Prospectus.

One of our subsidiaries, Allied Power Management, LLC, is the subject of litigation. An adverse outcome in this litigation could have a negative impact on our business, financial condition, results of operations and cash flows.

In July 2017, APTIM Corp. sued Allied and certain of its employees and affiliated entities in the U.S. District Court for the Northern District of Illinois, alleging, among other things, misappropriation of alleged trade secrets and civil conspiracy. APTIM also alleged tortious interference with their contractual and business relations because Exelon, our customer whose business makes up 100% of our nuclear services revenues, ended their business relationship with APTIM and started a new business relationship with Allied. The litigation was indefinitely stayed on June 21, 2018 pending resolution of arbitration which has overlapping issues with this litigation. APTIM has not identified its alleged damages. We believe that APTIM’s claims are meritless, and we intend to defend ourselves vigorously. For further information regarding this lawsuit, see “Business-Legal Proceedings.” We cannot predict the outcome of the lawsuit or the amount of time and expense that will be required to resolve the lawsuit. If such litigation were to be determined adversely to our interests, or if we were forced to settle such matter for a significant amount, such resolution or settlement could have a negative effect on our business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On June 18, 2018, pursuant to a Master Reorganization Agreement (the “Master Reorganization Agreement”) dated June 13, 2018 by and among the Company, Charah, Allied, Charah Holdings LP, a Delaware limited partnership (“Charah Holdings”), CEP Holdings, Inc., a Kentucky corporation (“CEP Holdings”), Charah Management Holdings LLC, a Delaware limited liability company (“Charah Management Holdings”), Allied Management Holdings, LLC, a Delaware limited liability company (“Allied Management Holdings”), and each other signatory listed on the signature pages thereto, (a) (i) Charah Holdings contributed all of its interests in Charah and Allied to the Company in exchange for 17,514,745 shares of common stock, (ii) CEP Holdings contributed all of its interests in Charah and Allied to the Company in exchange for 4,605,465 shares of common stock, (iii) Charah Management Holdings contributed all of its interests in Charah and Allied to the Company in exchange for 907,113 shares of common stock and (iv) Allied Management Holdings contributed all of its interests in Charah and Allied Power Holdings to the Company in exchange for 409,075 shares of Common Stock; (b) each of Charah Management Holdings and Allied Management Holdings distributed the shares of common stock received by them pursuant to clause (a) to their respective members in accordance with the respective terms of their limited liability company agreements; and (c) Charah Holdings distributed a portion of the shares of Common Stock it received in clause (a) above to certain direct and indirect blocker entities which merged into the Company, with the Company surviving, and the BCP Energy Services Fund, LP, a Delaware limited partnership owned by BCP and BCP Energy Services Fund-A, LP, a Delaware limited partnership owned by BCP received 14,020,861 shares of the common stock as consideration in the mergers.

These securities were offered and sold by us in reliance upon the exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act.

Use of Proceeds
On June 13, 2018 our registration statement on Form S‑1 (SEC Registration No. 333-225051), as amended through the time of its effectiveness, that we filed with the SEC relating to the IPO was declared effective. Morgan Stanley & Co. LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated served as representatives of the several underwriters for the IPO. The offering did not terminate before all of the shares in the IPO that were registered in the registration statement were sold. On June 18, 2018, we closed the IPO of 7,352,941 shares of common stock, at a price to the public of $12.00 per share ($11.16 per share net of underwriting discounts and commissions), resulting in gross proceeds of $88.2 million, or net proceeds of $82.1 million after deducting underwriting discounts and commissions. We received approximately $59.2 million of net proceeds from the IPO, prior to deducting offering expenses and after deducting underwriting discounts.
We used a portion of the net proceeds of the IPO to (i) repay approximately $40.0 million of borrowings outstanding under the Term Loan. We intend to use remaining proceeds for general corporate purposes including funding our 2018 capital program, identifying and developing new services offerings or pursuing acquisitions.

Item 5. Other Information

None.

Item 6. Exhibits
The exhibits listed on the accompanying Exhibit Index are filed, furnished or incorporated by reference as part of this report, and such Exhibit Index is incorporated herein by reference.

INDEX TO EXHIBITS

Exhibit Number	Description
2.1††	Master Reorganization Agreement (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8‑K (File No. 001‑38523) filed with the Commission on June 19, 2018).
3.1
Amended and Restated Certificate of Incorporation of Charah Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8‑K (File No. 001‑38523) filed with the Commission on June 22, 2018).

3.2
Amended and Restated Bylaws of Charah Solutions, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8‑K (File No. 001‑38523) filed with the Commission on June 22, 2018).

4.1	Registration Rights Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8‑K (File No. 001‑38523) filed with the Commission on June 22, 2018).
4.2	Stockholders’ Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8‑K (File No. 001‑38523) filed with the Commission on June 22, 2018).
10.1†
Charah Solutions, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registrant’s Form S‑8 Registration Statement (File No. 333-225717) filed with the Commission on June 19, 2018).

10.2
Second Amendment to ABL Credit Agreement, dated April 27, 2018, by and among Charah, LLC, Allied Power Management, LLC and Allied Power Services, LLC, as borrowers, Charah Sole Member LLC and Allied Power Sole Member, LLC, as guarantors, the lenders party thereto from time to time, and Regions Bank, as administrative agent, collateral agent, swingline lender and letter of credit issuer (incorporated by reference to Exhibit 10.5 to the Registrant’s Form S-1 (File No. 333-225051) filed with the Commission on May 18, 2018).

10.3
First Amendment to Term Loan Credit Agreement, dated April 27, 2018, by and among Charah, LLC and Allied Power Management, LLC, as borrowers, Charah Sole Member, LLC and Allied Power Sole Member, LLC, as guarantors, the lenders party thereto from time to time, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.7 to the Registrant’s Form S-1 (File No. 333-225051) filed with the Commission on May 18, 2018).

10.5†
Second Amendment to Employment Agreement, dated June 1, 2018, with Charles E. Price (incorporated by reference to Exhibit 10.11 to the Registrant’s Form S‑1 Registration Statement (File No. 333‑225051) filed with the Commission on June 4, 2018).

10.7†
Amendment to Employment Agreement, dated June 1, 2018, with Bruce Kramer (incorporated by reference to Exhibit 10.12 to the Registrant’s Form S‑1/A Registration Statement (File No. 333‑225051) filed with the Commission on June 4, 2018).

10.8†
Employment Agreement, dated July 12, 2017, with Dorsey Ron McCall (incorporated by reference to Exhibit 10.10 to the Registrant’s Form S‑1 Registration Statement (File No. 333‑225051) filed with the Commission on May 18, 2018).

10.9†
Amendment to Employment Agreement, dated June 5, 2018, with Dorsey Ron McCall (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38523) filed with the Commission on June 19, 2018).

10.10†
Form of Restricted Stock Agreement under the Charah Solutions, Inc. 2018 Omnibus Incentive Plan (Time Based) (incorporated by reference to Exhibit 4.5 to the Registrant’s Form S‑8 Registration Statement (File No. 333‑225717) filed with the Commission on June 19, 2018).

10.11†
Form of Restricted Stock Agreement under the Charah Solutions, Inc. 2018 Omnibus Incentive Plan (Time and Performance Based) (incorporated by reference to Exhibit 4.6 to the Registrant’s Form S‑8 Registration Statement (File No. 333‑225717) filed with the Commission on June 19, 2018).

10.12†	Indemnification Agreement (Bruce Kramer) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38523) filed with the Commission on June 22, 2018).
10.13†	Indemnification Agreement (Charles E. Price) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38523) filed with the Commission on June 22, 2018).
10.14†	Indemnification Agreement (Scott Sewell) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-38523) filed with the Commission on June 22, 2018).

10.15†
Indemnification Agreement (Dorsey Ron McCall) (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-38523) filed with the Commission on June 22, 2018).

10.16†	Indemnification Agreement (Mark Spender) (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-38523) filed with the Commission on June 22, 2018).
10.17†	Indemnification Agreement (Stephen Tritch) (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 001-38523) filed with the Commission on June 22, 2018).
10.20†
Indemnification Agreement (Claire Babineaux-Fontenot) (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 001-38523) filed with the Commission on June 22, 2018).

10.21†	Indemnification Agreement (Brian Ferraioli) (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K (File No. 001-38523) filed with the Commission on June 22, 2018).
10.22†	Indemnification Agreement (Robert Flexon) (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K (File No. 001-38523) filed with the Commission on June 22, 2018).
10.23†	Indemnification Agreement (Jack Blossman) (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K (File No. 001-38523) filed with the Commission on June 22, 2018).
*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a‑14(a)/15d‑14(a) of the Securities Exchange Act of 1934
*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a‑14(a)/15d‑14(a) of the Securities Exchange Act of 1934
**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.CAL	XBRL Calculation Linkbase Document
*101.DEF	XBRL Definition Linkbase Document
*101.INS	XBRL Instance Document
*101.LAB	XBRL Labels Linkbase Document
*101.PRE	XBRL Presentation Linkbase Document
*101.SCH	XBRL Schema Document

* Filed as an exhibit to this Quarterly Report on Form 10-Q
** Furnished as an exhibit to this Quarterly Report on Form 10-Q
† Compensatory plan or arrangement
†† Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish a supplemental copy of any omitted schedule or similar attachment to the SEC upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Charah Solutions, Inc.

August 14, 2018	By:	/s/ Charles E. Price
	Name:	Charles E. Price
	Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

August 14, 2018	By:	/s/ Bruce Kramer
	Name:	Bruce Kramer
	Title:	Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)