Form 10-Q
period 2018-09-30
Charah Solutions, Inc.
filed 2018-11-14
CIK 1730346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
As of November 14, 2018, the registrant had 29,082,988 shares of common stock outstanding.

TABLE OF CONTENTS

Cautionary Note Regarding Forward-Looking Statements	ii

PART I - FINANCIAL INFORMATION	1
Item 1. Financial Statements	1
Condensed Consolidated and Combined Balance Sheets of Charah Solutions, Inc. as of September 30, 2018 and December 31, 2017	1
Condensed Consolidated and Combined Statements of Income (Loss) for the Three Months Ended September 30, 2018 (Successor) and 2017 (Successor), for the Nine Months ended September 30, 2018 (Successor), and for the Periods from January 13, 2017 to September 30, 2017 (Successor), January 1, 2017 to January 12, 2017 (Predecessor)	3
Condensed Consolidated and Combined Statements of Members’ Equity and Stockholders' Equity for the Periods from December 31, 2016 through January 12, 2017 (Predecessor), January 13, 2017 through September 30, 2017 (Successor), and December 31, 2017 through September 30, 2018 (Successor)	4
Condensed Consolidated and Combined Statements of Cash Flows for the Nine-months Ended September 30, 2018 (Successor) and for the periods from January 13, 2017 to September 30, 2017 (Successor) and January 1, 2017 to January 12, 2017 (Predecessor)	6
Notes to Unaudited Condensed Consolidated and Combined Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures About Market Risk	37
Item 4. Controls and Procedures	37

PART II - OTHER INFORMATION	39
Item 1. Legal Proceedings	39
Item 1A. Risk Factors	39
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	40
Item 5. Other Information	41
Item 6. Exhibits	42

SIGNATURES	43

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

ii

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

CHARAH SOLUTIONS, INC.
Condensed Consolidated & Combined Balance Sheets
(dollars in thousands unless otherwise indicated)
(Unaudited)

	September 30, 2018	December 31, 2017

Assets
Current assets:
Cash	$3,981	$32,264
Trade accounts receivable	74,782	47,227
Receivable from affiliates	260	38
Costs and estimated earnings in excess of billings ("CIE")	62,549	7,959
Inventory	24,557	1,666
Prepaid expenses and other current assets	6,416	4,644
Total current assets	172,545	93,798
Property and equipment:
Plant, machinery and equipment	73,816	42,565
Structural fill site improvements	55,760	55,760
Vehicles	15,630	16,478
Office equipment	1,473	638
Buildings and leasehold improvements	285	240
Structural fill sites	7,110	7,110
Total property and equipment	154,074	122,791
Less accumulated depreciation and amortization	(57,231)	(22,861)
Property and equipment, net	96,843	99,930
Other assets:
Trade name, net	34,900	34,330
Customer relationship, net	66,523	71,032
Technology, net	2,026	—
Non-compete and other agreements, net	1,265	—
Other intangible assets, net	69	87
Goodwill	73,468	73,468
Other assets	2,659	—
Deferred tax asset	3,076	—
Equity method investments	5,389	5,006
Total assets	$458,763	$377,651

See notes to condensed consolidated & combined financial statements (Continued)

	September 30, 2018	December 31, 2017
Liabilities and stockholders’ and members’ equity
Current liabilities:
Accounts payable	$19,928	$15,247
Billings in excess of costs and estimated earnings ("BIE")	4,599	15,882
Notes payable, current maturities	20,766	19,996
Accrued payroll and bonuses	34,197	16,036
Asset retirement obligation	8,906	1,072
Purchase option liability, current portion	18,178	5,061
Accrued expenses	33,135	7,959
Other liabilities	—	198
Total current liabilities	139,709	81,451
Long-term liabilities:
Purchase option liability, less current portion	—	20,183
Contingent earnout liability	12,037	—
Line of credit	5,106	—
Notes payable, less current maturities	214,596	227,698
Total liabilities	371,448	329,332
Commitments and contingencies (see Note 11)
Stockholders’ and members’ equity
Retained earnings	4,946	18,316
Common Stock - Charah Solutions, Inc.—$0.01 par value; 200,000,000 shares authorized, 29,082,988 shares issued and outstanding	291	—
Additional paid in capital - Charah Solutions, Inc.	81,202	—
Members’ interest—Charah, LLC Series A, no par, 200,000,000 members’ interest authorized (104,109,890 issued and outstanding) as of December 31, 2017. Series B, no par, 100,000,000 members’ interest authorized (35,199,063 issued and outstanding) as of December 31, 2017	—	19,718
Members’ interest—Allied Power Management, LLC, Series A, no par, 200,000,000 members’ interest authorized (7,210,555 issued and outstanding) as of December 31, 2017. Series B, no par, 100,000,000 members’ interest authorized (2,437,855 issued and outstanding) as of December 31, 2017	—	9,687
Total stockholders’ and members’ equity	86,439	47,721
Non-controlling interest	876	598
Total equity	87,315	48,319
Total liabilities and equity	$458,763	$377,651
See notes to condensed consolidated & combined financial statements.

CHARAH SOLUTIONS, INC.
Condensed Consolidated & Combined Statements of Income (Loss)
(dollars in thousands except per share data)
(Unaudited)

	Successor				Predecessor
	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Period from January 13, 2017 through September 30, 2017	Period from January 1, 2017 through January 12, 2017
Revenue	$186,002	$118,911	$537,254	$252,280	$9,130
Cost of sales	159,296	95,757	460,901	192,903	7,301
Gross profit	26,706	23,154	76,353	59,377	1,829
General and administrative expenses	32,625	19,942	65,944	33,921	3,170
Operating income (loss)	(5,919)	3,212	10,409	25,456	(1,341)
Interest expense	(17,034)	(1,549)	(26,708)	(4,332)	(4,181)
Income from equity method investment	786	184	2,072	660	48
Income (loss) before income taxes	(22,167)	1,847	(14,227)	21,784	(5,474)
Income tax expense (benefit)	(5,667)	—	(2,761)	—	—
Net income (loss)	(16,500)	1,847	(11,466)	21,784	(5,474)
Less income attributable to non-controlling interest	895	790	1,904	1,862	54
Net income (loss) attributable to Charah Solutions, Inc.	$(17,395)	$1,057	$(13,370)	$19,922	$(5,528)
Basic earnings (losses) per share	$(0.60)	$0.04	$(0.52)	$0.84	N/A
Diluted earnings (losses) per share	$(0.60)	$0.04	$(0.52)	$0.81	N/A
Pro forma net income (loss) information (see Note 1):
Net income (loss) attributable to Charah Solutions, Inc. before provision for income taxes	$(23,062)	$1,057	$(16,131)	$19,922	$(5,528)
Pro forma provision for income taxes	(5,667)	402	(4,358)	7,570	(2,101)
Pro forma net income (loss) attributable to Charah Solutions, Inc.	$(17,395)	$655	$(11,773)	$12,352	$(3,427)
See notes to condensed consolidated & combined financial statements.

CHARAH SOLUTIONS, INC.
Condensed Consolidated & Combined Statements of Stockholders’ and Members’ Equity
(dollars in thousands unless otherwise indicated)
(Unaudited)

	Charah, LLC Members							Non-Controlling Interest	Total
	Voting Shares		Non-voting Shares			Retained Earnings (Accumulated Deficit)	Total
	Number of Shares	Common Stock	Number of Shares	Common Stock	Additional Paid-In Capital
Predecessor
Balance, December 31, 2016	18,750	$24	168,750	$216	$54	$20,366	$20,660	$686	$21,346
Net income (loss)	—	—	—	—	—	(5,528)	(5,528)	54	(5,474)
Distributions	—	—	—	—	—	(20,660)	(20,660)	—	(20,660)
Balance, January 12, 2017	18,750	$24	168,750	$216	$54	$(5,822)	$(5,528)	$740	$(4,788)

	Charah, LLC and Allied Power Management, LLC Combined				Non-Controlling Interest	Total
	Charah, LLC Members’ Interest	Allied Power Management, LLC Members’ Interest	Retained Earnings	Total
Successor
Balance, January 13, 2017	$—	$—	$—	$—	$740	$740
Net income	—	—	19,922	19,922	1,862	21,784
Issuance of original Series A member interests	116,418	—	—	116,418	—	116,418
Issuance of original Series B member interests	36,643	—	—	36,643	—	36,643
Issuance of Series A and B member interests	486	9,496	—	9,982	—	9,982
Share-based compensation - Series A and B interests	1,945	135	—	2,080	—	2,080
Share-based compensation - Series C profits interests	226	38	—	264	—	264
Distributions	(16,085)	—	—	(16,085)	(1,764)	(17,849)
Balance, September 30, 2017	$139,633	$9,669	$19,922	$169,224	$838	$170,062

See notes to condensed consolidated & combined financial statements.

CHARAH SOLUTIONS, INC.
Condensed Consolidated & Combined Statements of Stockholders’ and Members’ Equity
(dollars in thousands unless otherwise indicated)
(Unaudited)

	Charah Solutions, Inc.
	Common Stock (Shares)	Common Stock (Amount)	Additional Paid In Capital	Charah, LLC Members’ Interest	Allied Power Management, LLC Members’ Interest	Retained Earnings	Total	Non-Controlling Interest	Total
Successor
Balance, December 31, 2017	—	$—	$—	$19,718	$9,687	$18,316	$47,721	$598	$48,319
Net income (loss)	—	—	—	—	—	(13,370)	(13,370)	1,904	(11,466)
Share based compensation expense	—	—	—	214	—	—	214	—	214
Distributions	—	—	—	(686)	—	—	(686)	(1,626)	(2,312)
Conversion from members' interest to common stock	23,436,398	234	28,699	(19,246)	(9,687)	—	—	—	—
Issuance of shares	5,294,117	53	59,188	—	—	—	59,241	—	59,241
Share based common stock issued	372,169	4	(4)	—	—	—	—	—	—
Shares repurchased	(19,696)	—	—	—	—	—	—	—	—
Share based compensation expense	—	—	2,235	—	—	—	2,235	—	2,235
Deferred offering costs	—	—	(8,916)	—	—	—	(8,916)	—	(8,916)
Balance, September 30, 2018	29,082,988	$291	$81,202	$—	$—	$4,946	$86,439	$876	$87,315
See notes to condensed consolidated & combined financial statements.

CHARAH SOLUTIONS, INC.
Condensed Consolidated & Combined Statements of Cash Flows
(dollars in thousands unless otherwise indicated)
(Unaudited)

	Successor		Predecessor
	Nine Months Ended September 30, 2018	Period from January 13, 2017 through September 30, 2017	Period from January 1 2017, through January 12, 2017
Cash flows from operating activities:
Net income (loss)	$(11,466)	$21,784	$(5,474)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	33,898	19,601	763
Amortization of debt issuance costs	11,460	555	—
Deferred income tax benefit	(3,076)	—	—
Loss on sale of assets	749	458	123
Income from equity method investment	(2,072)	(660)	(48)
Distributions received from equity investment	1,689	933	—
Non-cash share-based compensation	2,449	2,344	—
Payment related to deferred stock plan	—	(18,888)	—
Gain on interest rate swap	(2,857)	—	—
Increase (decrease) in cash due to changes in:
Trade accounts receivable	(21,706)	(26,096)	(3,977)
Receivable from affiliates	(222)	(77)	—
Costs and estimated earnings in excess of billing	(54,590)	(6,501)	2,185
Inventory	(4,480)	(635)	278
Prepaid expenses and other current assets	(1,642)	(2,707)	71
Accounts payable	4,192	(135)	4,380
Billings in excess of costs and estimated earnings	(11,283)	11,813	6
Accrued payroll and bonuses	18,161	23,323	(318)
Asset retirement obligation	7,834	199	—
Accrued expenses	22,458	5,514	(2,407)
Net cash (used in) provided by operating activities	(10,504)	30,825	(4,418)
Cash flows from investing activities:
Proceeds from the sale of equipment	1,297	780	—
Purchases of property and equipment	(14,948)	(7,591)	—
Payments for business acquisitions, net of cash received	(19,983)	—	—
Purchase of intangible assets	(31)	—	—
Decrease in restricted cash	—	3,358	—
Net cash used in investing activities	(33,665)	(3,453)	—

	Successor		Predecessor
	Nine Months Ended September 30, 2018	Period from January 13, 2017 through September 30, 2017	Period from January 1 2017, through January 12, 2017
Cash flows from financing activities:
Net proceeds (payments) on line of credit	5,106	(43,801)	4,605
Proceeds from long-term debt	214,330	153,578	298
Principal payments on long-term debt	(251,563)	(137,005)	(440)
Payments of offering costs	(8,916)	—	—
Proceeds from note payable to related party, net	—	25,230	—
Issuance of common stock	59,241	—	—
Distributions to non-controlling interest	(1,626)	(1,764)	—
Distributions to members	(686)	(16,085)	—
Net cash provided by (used in) financing activities	15,886	(19,847)	4,463
Net (decrease) increase in cash	(28,283)	7,525	45
Cash, beginning of period	32,264	1,046	1,001
Cash, end of period	$3,981	$8,571	$1,046
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$19,244	$5,959	$104
Non-cash investing and financing transactions
During the nine months ended September 30, 2018 (Successor), the Company purchased $13,441 of equipment with seller provided financing.
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
(dollars in thousands except per share and unit data)
(Unaudited)
1. Nature of Business and Basis of Presentation
Organization
Charah Solutions, Inc. (“Charah Solutions” or the “Company”) was formed as a Delaware corporation in January 2018 and did not conduct any material business operations prior to the transactions described below other than certain activities related to the initial public offering (the “IPO”). The Company completed its IPO on June 18, 2018. Charah Solutions is a holding company, the sole material assets of which consist of membership interests in Charah Management LLC, a Delaware limited liability company (“Charah Management”), and Allied Power Holdings, LLC, a Delaware limited liability company (“Allied Power Holdings”). Through the Company’s ownership of Charah Management and Allied Power Holdings, the Company owns the outstanding equity interests in Charah, LLC, a Delaware limited liability company (“Charah”), and Allied Power Management, LLC, a Delaware limited liability company (“Allied”), the subsidiaries through which Charah Solutions operates its businesses. The historical financial data presented herein as of September 30, 2018 and for periods after the June 18, 2018 corporate reorganization is that of Charah and Allied on a consolidated basis, and on a combined basis for periods prior to the June 18, 2018 corporate reorganization described below. Allied was formed in May 2017 and did not commence operations until July 2017.
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
Under the Jumpstart Our Business Startups Act (the "JOBS Act"), the Company meets the definition of an “emerging growth company,” which allows the Company to have an extended transition period for complying with new or revised

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements, continued
(dollars in thousands except per share and unit data)
(Unaudited)

accounting standards pursuant to Section 107(b) of the JOBS Act. The Company intends to take advantage of all of the reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards under Section 107 of the JOBS Act until the Company is no longer an emerging growth company. Among other things, we are not required to provide an auditor attestation report on the assessment of the internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002 and our disclosure obligations regarding executive compensation may be reduced. We may take advantage of these provisions until the last day of our fiscal year following the fifth anniversary of our initial public offering, or December 31, 2023. However, if certain events occur prior to the end of such five-year period, including if we become a "large accelerated filer," our annual gross revenue exceeds $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period.
Basis for Presentation
The Company’s fiscal year ends December 31. The accompanying unaudited condensed consolidated and combined financial statements include the accounts of the Company and its consolidated subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.
The accompanying unaudited condensed consolidated and combined financial statements have been prepared in accordance with rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, which consist of normal recurring adjustments. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted. These unaudited condensed consolidated and combined financial statements should be read in conjunction with the annual audited combined financial statements and notes included in our final prospectus filed on June 15, 2018.
Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The core principle of ASU 2014-09 is to recognize revenues when a customer obtains control of a good or service, in an amount that reflects the consideration to which an entity is expected to be entitled for those goods or services. Additionally, the ASU will require enhanced qualitative and quantitative disclosures regarding customer contracts. The standard will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a full retrospective or modified retrospective with cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 by one year. The updated standard will be effective for the year ending December 31, 2019. The Company is currently evaluating the effect that the new standard will have on the consolidated and combined financial statements.

To assess the impact of the standard, we are utilizing internal resources to lead the implementation effort and supplement them with external resources. The Company’s adoption activities are being performed over three phases: (i) assessment, (ii) design, and (iii) implementation using a cross-functional team that includes accounting, operational and information technology personnel.

Under ASU 2014-09, the Company’s contracts are being analyzed to determine whether the goods or services within each contract are distinct performance obligations.  Based on our work to date, we believe we have identified all material contract types and revenues that may be impacted by the ASU.  Generally, the Company believes the majority of its contracts will continue to be treated as a single unit of account because they contain only one performance obligation.  The Environmental Solutions segment contains long term contracts where the identification of performance obligations may result in timing differences of revenue recognition and capitalization of costs, as compared to the Company’s current use of the percentage-of-completion method.

The Company is in the process of analyzing the necessary changes to our systems, processes and internal controls in order to meet the ASU's revised reporting and disclosure requirements.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements, continued
(dollars in thousands except per share and unit data)
(Unaudited)

The Company will adopt the new standard using the modified retrospective application. This standard could have a significant impact on the Company’s consolidated financial statements and an administrative impact on our operations. The impact will depend on the magnitude of the items discussed above. The Company will continue to evaluate the impact of the ASU through the implementation phase.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), requiring all leases to be recognized on the balance sheet as a right-of-use asset and a lease liability, unless the lease is a short-term lease (generally a lease with a term of twelve months or less). At the commencement date of the lease, the Company will recognize:  1) a lease liability for Company’s obligation to make payments under the lease agreement, measured on a discounted basis; and 2) a right-of-use asset that represents the Company's right to use, or control the use of, the specified asset for the lease term. The ASU originally required recognition and measurement of leases at the beginning of the earliest period presented using a modified retrospective transition method.  In July 2018, the FASB issued ASU 2018-11, which provided an additional (and optional) transition method that permits application of the updated standard at the adoption date with recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The updated standard will be effective for the Company for the year ending December 31, 2020, with early adoption permitted.  The Company has not yet selected a transition method and is currently evaluating the effect that the new standard will have on its consolidated and combined financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. This update addresses specific cash flow issues, including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, and proceeds from the settlement of insurance claims. The guidance is effective for the Company for the year ending December 31, 2019. The Company is currently evaluating the effect that the new standard will have on the consolidated and combined financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230). This ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Upon adopting the ASU, amounts generally described as restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will be effective for the Company for the year ending December 31, 2019, with early adoption permitted. The Company is currently evaluating the effect that the new standard will have on the consolidated and combined financial statements.
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
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU simplifies the measurement of goodwill impairment by eliminating the requirement that an entity compute the implied fair value of goodwill based on the fair values of its assets and liabilities to measure impairment. Instead, goodwill impairment will be measured as the difference between the fair value of the reporting unit and the carrying value of the reporting unit. The ASU also clarifies the treatment of the income tax effect of tax-deductible goodwill when measuring goodwill impairment loss. The Company will be required to adopt ASU 2017-04 as of January 1, 2020. ASU 2017-04 must be applied prospectively, with early adoption permitted. The Company is currently evaluating the effect that the new standard will have on its consolidated and combined financial statements.
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

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements, continued
(dollars in thousands except per share and unit data)
(Unaudited)

Unaudited Pro Forma Income Information
The unaudited pro forma income information gives effect to the corporate reorganization that occurred in connection with the closing of the IPO and the resulting legal entity of Charah Solutions, which is incorporated as a “C” Corporation. Prior to the corporate reorganization, the holding companies for Charah and Allied were limited liability companies and generally not subject to income taxes. The pro forma net income, therefore, includes an adjustment for income tax expense as if the holding companies for Charah and Allied had been “C” Corporations for all periods presented at an assumed combined federal, state and local effective income tax rate of 38% for the year ended December 31, 2017 and 25% for the periods from January 1, 2018 through June 17, 2018, plus the actual tax expense for the period from June 18, 2018 through September 30, 2018. These rates approximate the calculated statutory tax rate for each period. The tax rate in the preceding sentence for the year ended December 31, 2017 does not reflect the impact of U.S. tax reform, which reduces the federal U.S. statutory tax rate from 35% to 21%, effective in 2018. The tax rates mentioned for the three and nine months ended September 30, 2018 reflect the impact of U.S. tax reform.
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
On March 30, 2018, Charah Management completed a transaction with SCB Materials International, Inc. and affiliated entities ("SCB"), a previously unrelated third party, pursuant to which Charah acquired certain assets and liabilities of SCB for a purchase price of $35,000, with $20,000 paid at closing and $15,000 to be paid over time in conjunction with certain performance metrics. The contract also contained various mechanisms for a working capital true-up. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. As of September 30, 2018, the allocation of purchase price for the acquisition is preliminary (as summarized below); fair value estimates of identifiable assets acquired and liabilities assumed are based on management’s estimates, judgments and assumptions and are subject to change until finalized. Goodwill, if any, will be allocated to the Environmental Solutions segment. The total amount of goodwill that is expected to be deductible for tax purposes is $1,180.
In November 2018, the $15,000 to be paid over time was reduced by $2,963. The allocation of purchase price for the acquisition has been reflected in the table above on a preliminary basis and will be updated in conjunction with this reduction in purchase price during the three months ended December 31, 2018.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements, continued
(dollars in thousands except per share and unit data)
(Unaudited)

Cash acquired	$17
Net working capital, excluding cash	21,185
Property, plant and equipment	5,300
Trade name intangible assets	633
Customer relationship intangible assets	1,427
Technology	2,102
Non-compete and other agreements	1,373
Total purchase price	$32,037
No revenue or earnings from the acquired business described above is included in the Statements of Income (Loss) for the 2017 periods. The actual revenue from the acquired business included in the Statements of Income (Loss) for the three and nine months ended September 30, 2018 was approximately $14,890 and $31,463, respectively. The actual earnings from the acquired business included in the Statements of Income (Loss) for the three and nine months ended September 30, 2018 was approximately $368 and $1,322, respectively.
The following unaudited information presents the pro forma consolidated revenue and net income for the periods indicated as if the acquisition had been included in the consolidated results of operations beginning January 1, 2017.

	Successor				Predecessor
	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Period from January 13, 2017 through September 30, 2017	Period from January 1, 2017 through January 12, 2017
Pro forma revenue	$186,002	$138,993	$554,077	$305,998	$11,158
Pro forma net income (loss) attributable to Charah Solutions, Inc.	(17,379)	1,364	(12,568)	20,443	(5,447)
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
The pro forma results reflect elimination of $589 of direct acquisition costs that were incurred in the nine months ended September 30, 2018 (since for purposes of the pro forma presentation they have been reflected in 2017 instead of in 2018). For all periods presented, historical depreciation and amortization expense of the acquired business was adjusted to reflect the acquisition date fair value amounts of the related tangible and intangible assets. No other material pro forma adjustments were deemed necessary, either to conform the acquisition to the Company’s accounting policies or for any other situation. The pro forma information is not necessarily indicative of the results that would have been achieved had the transactions occurred on the date indicated or that may be achieved in the future.
3. Equity Method Investments
Charah has an investment in a company that provides ash management and remarketing services to the electric utility industry. Charah accounts for its investment under the equity method of accounting because Charah has significant influence over the financial and operating policies of the company. Charah had a receivable due from the equity method investment of $146 and $61 at September 30, 2018 and December 31, 2017, respectively.

Summarized balance sheet information of our equity method investment entity as of:

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements, continued
(dollars in thousands except per share and unit data)
(Unaudited)

	September 30, 2018	December 31, 2017
Current assets	$2,943	$1,946
Noncurrent assets	763	764
Total assets	$3,706	$2,710
Current liabilities	529	298
Equity of Charah	5,389	5,006
Equity of joint venture partner	(2,212)	(2,594)
Total liabilities and members' equity	$3,706	$2,710
Summarized financial performance of our equity method investment entity is as follows:

	Successor				Predecessor
	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Period from January 13, 2017 through September 30, 2017	Period from January 1 2017, through January 12, 2017
Operating Data
Revenues	$3,409	$2,151	$8,438	$5,922	$300
Net income	$1,572	$367	$4,144	$1,320	$96
The Company’s share of net income	$786	$184	$2,072	$660	$48
The following table reflects our proportional ownership activity in our investment account:

	Successor				Predecessor
	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Period from January 13, 2017 through September 30, 2017	Period from January 1 2017, through January 12, 2017

Opening balance	$5,354	$5,115	$5,006	$5,289	$5,241
Distributions	(751)	(283)	(1,689)	(933)	—
Share of net income	786	184	2,072	660	48
Closing balance	$5,389	$5,016	$5,389	$5,016	$5,289

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements, continued
(dollars in thousands except per share and unit data)
(Unaudited)

4. Intangible Assets
The Company’s intangible assets consist of the following as of:

	September 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$78,200	$13,033	$65,167
Other - Rail easement	110	41	69
Trade name (indefinite lived)	34,330	—	34,330
Goodwill	73,468	—	73,468
	186,108	13,074	173,034
Other - Patents acquired (Note 2)	2,133	107	2,026
Non-compete and other agreements acquired (Note 2)	1,373	108	1,265
Customer relationships acquired (Note 2)	1,427	71	1,356
Trade name acquired (Note 2)	633	63	570
Closing balance	$191,674	$13,423	$178,251

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$78,200	$7,168	$71,032
Rail easement	110	23	87
Trade name (indefinite lived)	34,330	—	34,330
Goodwill	73,468	—	73,468
Closing balance	$186,108	$7,191	$178,917
Definite Lived Intangible Assets
As of September 30, 2018, and December 31, 2017, definite lived intangible assets include customer relationships, patents, non-compete and licensing agreements, trade name, and a rail easement. These assets are amortized on a straight-line basis over their estimated useful lives as shown in the table below. Amortization expense was $2,135, $1,961, $6,232, $5,230 and $0 during the three months ended September 30, 2018 (Successor), the three months ended September 30, 2017 (Successor), the nine months ended September 30, 2018 (Successor), the period from January 13, 2017 through September 30, 2017 (Successor) and the period from January 1, 2017 through January 12, 2017 (Predecessor), respectively.

Definite Lived Intangible	Useful Life
Customer relationships	10 years
Patents	10 years
Non-compete agreement	2 years
Licensing agreements	15 years
Trade name	5 years
Rail easement	4.5 years

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements, continued
(dollars in thousands except per share and unit data)
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

We perform our impairment test effective October 31st of each year. Each quarter we evaluate if there are any indicators of impairment, and we determined there were no indicators of impairment at September 30, 2018 and 2017.
5. Credit Agreement
The Company had a credit agreement with a bank providing for a revolving credit facility (the “Credit Facility”) with a principal amount of up to $45,000. The interest rates per annum applicable to the loans under the Credit Facility were based on a fluctuating rate of interest measured by reference to, at the Company’s election, either (1) an adjusted London Inter-Bank Offered Rate ("LIBOR") plus a 2.00% borrowing margin, or (2) an alternative base rate plus a 1.00% borrowing margin. Customary fees were payable in respect of the Credit Facility and included (1) commitment fees in an annual amount equal to 0.50% of the daily unused portions of the Credit Facility, and (2) a 2.00% fee on outstanding letters of credit. The Credit Facility had a maturity date of October 25, 2022. There were no amounts drawn on the revolving credit facility as of December 31, 2017. The Credit Facility was terminated in September 2018 and all amounts outstanding were repaid.
In September 2018, the Company entered into a new syndicated credit agreement (the “Syndicated Credit Facility”) that includes a revolving loan not to exceed $50,000, a term loan of $205,000 (see also Note 6), and a commitment to loan up to $25,000 that expires in March 2020. All amounts loaned under the Syndicated Credit Facility mature in September 2023. The interest rates per annum applicable to the loans under the Syndicated Credit Facility are based on a fluctuating rate of interest measured by reference to, at the Company’s election, either (1) the LIBOR rate, or (2) an alternative base rate. Various margins are added to the interest rate selected by the Company based upon the Company’s consolidated net leverage ratio. Customary fees are payable in respect of the Syndicated Credit Facility and include (1) commitment fees (0.25% to 0.35%) for unused portions of the Syndicated Credit Facility, and (2) fees on outstanding letters of credit (1.30% to 2.10%). The loans are secured by essentially all assets of the Company. The loans are subject to certain financial covenants.
The revolving loan provides a principal amount of up to $50,000, reduced by outstanding letters of credit ($12,531 outstanding as of September 30, 2018). As of September 30, 2018, $5,106 was outstanding on the revolving loan.

6. Notes Payable
The following table summarizes the major components of debt at each balance sheet date and provides maturities and interest rate ranges for each major category as of September 30, 2018:

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements, continued
(dollars in thousands except per share and unit data)
(Unaudited)

	September 30, 2018	December 31, 2017
Various equipment notes entered into in November 2017, payable in monthly installments ranging from $5 to $24 including interest at 5.2%, maturing in December 2022 through December 2023. The notes are secured by equipment with a net book value of $4,824 as of September 30, 2018 (Successor).	$5,185	$5,910
Various equipment notes entered into in 2018, payable in monthly installments ranging from $6 to $38 including interest ranging from 5.90% to 6.80%, maturing in March 2023 through May 2025. The notes are secured by equipment with a net book value of $12,297 as of September 30, 2018 (Successor).	12,704	—
In June 2018, the Company entered into a $12,000 convertible non-revolving credit note with a bank. The credit note will convert to a term loan on April 10, 2019, with a maturity date of April 10, 2024. Interest on borrowings prior to the conversion date is calculated using a floating rate equal to 2% in excess of LIBOR. At the conversion date, interest can be either calculated based on the aforementioned rate or at a fixed rate equal to 2% in excess of the 5-year Swap Rate in effect at the conversion date, based on the Company's preference.	5,896	—
A $10,000 equipment line with a bank, entered into during December 2017, secured by all equipment purchased with the proceeds of the loan. Interest is calculated on any outstanding amounts using a fixed rate of 4.5%. The equipment line converted to a term loan in September 2018, with a maturity date of June 22, 2023. The note is secured by equipment with a net book value of $9,462 as of September 30, 2018 (Successor).	10,000	3,244
A credit agreement with a bank, entered into during October 2017, providing for a senior secured term loan B facility with an initial commitment of $250,000 (the Term Loan). The interest rates per annum applicable to the loans under the Term Loan were based on a fluctuating rate of interest measured by reference to, at the Company's election, either (1) LIBOR plus a 6.25% borrowing margin, or (2) an alternative base rate plus a 5.25% borrowing margin. The principal amount of the Term Loan amortized at a rate of 7.5% per annum with all remaining outstanding amounts under the Term Loan due on the Term Loan maturity date. A portion of the IPO proceeds was used to prepay scheduled principal payments which would otherwise have been required through June 2020. The Term Loan had a scheduled maturity date of October 25, 2024. The Term Loan was secured by substantially all the assets of the Company and was subject to certain financial covenants. The loan was repaid in full in September 2018.
	—	250,000
A term loan entered into in September 2018 as part of the Syndicated Credit Facility (see also Note 5). The interest rate applicable to the term loan is based on a fluctuating rate of interest measured by reference to, at the Company’s election, either (1) the LIBOR rate, or (2) an alternative base rate (see also Note 5). Principal payments of $2,563 are required quarterly through September 2020, $3,844 through September 2022, and $5,125 through September 2023. The remaining outstanding amounts will be due in September 2023. The loan is secured by substantially all the assets of the Company. The loan is subject to certain financial covenants.
	205,000	—
Total	238,785	259,154
Less debt issuance costs	(3,423)	(11,460)
	235,362	247,694
Less current maturities	(20,766)	(19,996)
Notes payable due after one year	$214,596	$227,698

Included in interest expense in the condensed consolidated statements of income for the three and nine months ended September 30, 2018 was $12.5 million of costs incurred in conjunction with the refinance of our term loan, consisting of a $10.4 million non-cash write-off of debt issue costs and a $2.1 million prepayment penalty.
7. Interest Rate Swap
In order to manage interest rate risk in a cost-efficient manner, the Company entered into an interest rate swap during 2017 whereby the Company agreed to exchange with the counterparty, at specified intervals, the difference between fixed and

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements, continued
(dollars in thousands except per share and unit data)
(Unaudited)

variable interest amounts calculated by reference to a notional amount. The interest rate swap is not designated for hedge accounting. The change in fair values of the interest rate swap are immediately recognized in earnings, within interest expense.

As of both September 30, 2018 and December 31, 2017, the notional amount of the interest rate swap was $150,000. A fair value asset of $2,659 was recorded in the condensed consolidated balance sheet within other assets as of September 30, 2018 (Successor) and a fair value liability of $198 was recorded in the balance sheet within other liabilities as of December 31, 2017 (Successor). The total amount of gain subtracted from interest expense for the three months ended September 30, 2018 (Successor), the three months ended September 30, 2017 (Successor), the nine months ended September 30, 2018 (Successor), the period from January 13, 2017 through September 30, 2017 (Successor), and the period from January 1, 2017 through January 12, 2017 (Predecessor) was $629, $0, $2,857, $0 and $0 respectively.
8. Costs and Estimated Earnings on Uncompleted Contracts
Costs and estimated earnings on uncompleted contracts as of:

	September 30, 2018	December 31, 2017
Costs incurred on uncompleted contracts	$252,166	$151,963
Estimated earnings	82,260	53,356
Total costs and earnings	334,426	205,319
Less billings to date	(276,476)	(213,242)
Costs and estimated earnings in excess of billings	$57,950	$(7,923)
The net balance in process is classified on the condensed consolidated and combined balance sheets as of:

	September 30, 2018	December 31, 2017
Costs and estimated earnings in excess of billings	$62,549	$7,959
Billings in excess of costs and estimated earnings	(4,599)	(15,882)
Net balance in process	$57,950	$(7,923)
9. Distributions to Stockholders and Members
Prior to the Company's June 18, 2018 corporate reorganization, the Company made certain distributions to stockholders and members to cover their tax liabilities. During the three months ended September 30, 2018 (Successor), the three months ended September 30, 2017 (Successor), the nine months ended September 30, 2018 (Successor), the period from January 13, 2017 through September 30, 2017 (Successor), and the period from January 1, 2017 through January 12, 2017 (Predecessor), the Company made distributions of $0, $587, $686, $16,085 and $20,660, respectively, a portion of which was used to pay for income taxes.
10. Stock/Unit Based Compensation
The Charah Management LLC Limited Liability Agreement provided for the issuance of up to 1,000 Series C interests ("Charah Series C Profits Interests"). In 2017, Charah Management adopted the Charah Series C Profits Interest Plan and issued 650 of such units to employees. Charah Series C Profits Interests participated in distributions to Charah members based on specified rates of return being realized to the Charah Series A and Charah Series B membership interest. The Charah Series C Profits Interest Plan is no longer in place following our corporate reorganization and related IPO. Charah Series C Profits Interests vested ratably in each of the first five anniversaries of their grant date with vesting accelerated upon a change of control. There were 540 Charah Series C Profits Interests unvested at June 18, 2018 and were canceled as a result of the corporate reorganization that occurred upon the closing of the IPO (see further discussion below). The Charah Series C Profits

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements, continued
(dollars in thousands except per share and unit data)
(Unaudited)

Interests were valued based upon a contingent claims analysis to allocate the total implied equity value as of the valuation date amongst the various equity securities classes, with breakpoints estimated considering relative seniority, liquidation preferences, and conversion features. An assumed volatility of 30% based upon a comparable public company analysis was used in the determination of fair value. The weighted–average grant date fair value of the Charah Series C Profits Interest granted during 2017 was $3,198 per unit, resulting in $2,100 of total compensation costs, which was expected to vest over 5 years.
During the three months ended September 30, 2018 (Successor) and 2017 (Successor), $0 and $85, respectively, of compensation expense was recognized related to the Charah Series C Profits interests. During the nine months ended September 30, 2018 (Successor), the period from January 13, 2017 through September 30, 2017 (Successor) and the period from January 1, 2017 through January 12, 2017 (Predecessor) compensation expense of $214, $226 and $0, respectively, was recognized related to the Charah Series C Profits Interests.
The Allied Power Management LLC Limited Liability Agreement provided for the issuance of up to 1,000 Allied Series C profits interests (“Allied Series C Profits Interests”). In 2017, Allied adopted the Allied Series C Profits Interest Plan and issued 550 of such units to employees. The Allied Series C Profits Interest Plan is no longer in place following our corporate reorganization and related IPO. Allied Series C Profits Interests participated in distributions to Allied members based upon specified rates of return being realized to the Allied Series A and Allied Series B membership interest. Allied Series C Profits Interests vested immediately upon grant. The Allied Series C Profits Interests were valued based upon a contingent claims analysis to allocate the total implied equity value as of the valuation date amongst the various equity securities classes, with breakpoints estimated considering relative seniority, liquidation preferences, and conversion features. An assumed volatility of 32.5% based upon a comparable public company analysis was used in the determination of fair value. The average grant date fair value of the Allied Series C Profits Interest granted during 2017 was $69 per unit. No compensation expense was recognized during the three and nine months ended September 30, 2018 (Successor). For both the three months ended September 30, 2017 (Successor) and the period from January 13, 2017 through September 30, 2017 (Successor), $38 of compensation expense was recognized. No compensation expense was recognized during the period from January 1, 2017 through January 12, 2017 (Predecessor) related to Allied Series C Profits Interests.
In conjunction with the funding of the investment in Allied Power Holdings in July 2017, select individuals, including members of the management team at Allied, were given the opportunity to invest in, via an aggregator entity, Allied Management Holdings, alongside, and on the same basis as, the existing investment group. In exchange for their investment, common equity interests (Series B) in both Allied Power Holdings and Charah Management were issued. For those members of management, 1.9 million Charah Management LLC Series B Membership Interests and 0.1 million Allied Power Management LLC Series B Membership Interests were granted as a deemed contribution and a portion was invested via a cash contribution. All rights under these membership interests were fully vested at the time of the grant. There was $2,080 of compensation expense recorded in the three months ended September 30, 2017 (Successor) and the period from January 13, 2017 through September 30, 2017 (Successor) related to these Series B membership interest grants. No compensation expense was recognized during the three and nine months ended September 30, 2018 (Successor) and the period from January 1, 2017 through January 12, 2017 (Predecessor).
In connection with the corporate reorganization that occurred upon the closing of the IPO, the holders of Charah Series C Profits Interests and Allied Series C Profits Interests received 1,215,956 shares of common stock (the “Management Reorganization Consideration”) in exchange for the contribution to the Company of their Charah Series C Profits Interests and Allied Series C Profits Interests, 911,963 of the shares are subject to time based vesting conditions, as well as performance vesting conditions, based on specified EBITDA targets and achievement of certain safety metrics, which will be determined at a future date. In addition, 272,708 shares of common stock were issued under the 2018 Omnibus Incentive Plan (see further discussion below), of which 204,532 shares are subject to the same time-based vesting conditions and performance vesting conditions as the shares issued in accordance with the Management Reorganization Consideration. The fair value of the awards was calculated initially as $12 per share, and will be updated thereafter for changes at each reporting period until the performance targets are approved by the board of directors. The fair value of the awards is recognized over the required service period for each grant.
Upon the closing of the IPO, the board of directors of the Company adopted the 2018 Omnibus Incentive Plan (the “2018 Plan”), pursuant to which employees, consultants and directors of the Company and its affiliates, including named executive officers, are eligible to receive awards. The 2018 Plan provides for the grant of stock options, stock appreciation rights,

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements, continued
(dollars in thousands except per share and unit data)
(Unaudited)

restricted stock, restricted stock units, bonus stock, dividend equivalents, other stock-based awards, substitute awards, annual incentive awards and performance awards intended to align the interests of participants with those of Company stockholders. The Company has reserved 3,006,582 shares of common stock for issuance under the 2018 Plan, and all future equity awards described above will be issued pursuant to the 2018 Plan. In June 2018, the Company issued 44,198 shares under the 2018 Plan that vest over one year. The fair value of the awards was calculated as $12 per share, which will be recognized over the one-year vesting period. In August 2018, the Company issued 45,004 shares under the 2018 Plan that vest over one year. The fair value of the awards was calculated as $7.67 per share, which will be recognized over the one-year vesting period.
During the three and nine months ended September 30, 2018 (Successor), $1,046 and $2,235, respectively, of compensation expense was recognized related to the shares issued in accordance with the Management Reorganization Consideration and the 2018 Plan. As of September 30, 2018, there was approximately $3,483 of total compensation expense, subject to changes in fair value as the performance targets are approved by the board of directors, related to unvested awards not yet recognized, which will be recognized in future periods in accordance with applicable vesting terms.
11. Commitments and Contingencies

In July 2017, APTIM Corp. sued Allied and certain of its employees and affiliated entities in the U.S. District Court for the Northern District of Illinois, alleging, among other things, misappropriation of alleged trade secrets and civil conspiracy. APTIM also alleged tortious interference with their contractual and business relations because Exelon, our customer whose business makes up 100% of our nuclear services revenues, ended their business relationship with APTIM and started a new business relationship with Allied. The litigation was indefinitely stayed on June 21, 2018 pending resolution of the arbitration discussed in the next paragraph which has overlapping issues with this litigation. The parties were engaged in discovery relevant to APTIM's motion for preliminary injunction, which was filed last July, before the stay was entered. APTIM has an unspecified claim for damages that may proceed if the stay is lifted. No schedule for that phase of the case, and no trial date, has been set. APTIM has not identified its alleged damages.

APTIM and its alleged predecessors in interest have also initiated judicial and arbitral proceedings in Louisiana against Dorsey Ron McCall, our Senior Vice President and Board Member. In June 2017, APTIM’s alleged predecessor, The Shaw Group, Inc., sued Mr. McCall in Louisiana state court, alleging breaches of his employment agreement. APTIM later filed a petition in the U.S. District Court for the Eastern District of Louisiana seeking to stay the state-court litigation and compel arbitration of the breach-of-contract claims, which the district court granted, permitting APTIM’s pending arbitration against Mr. McCall to proceed. Mr. McCall appealed that decision to the U.S. Court of Appeals for the Fifth Circuit, which affirmed the district court’s order. Mr. McCall filed a petition for rehearing en banc on May 1, 2018 and the Fifth Circuit directed APTIM to file a response to the petition by May 24, 2018. On May 31, 2018, the Fifth Circuit denied Mr. McCall’s petition. The matter has now proceeded to arbitration which has been set for March 11-22, 2019. McCall and APTIM each filed motions to dismiss certain claims asserted by the other. Each of those motions were denied on September 24, 2018 and October 24, 2018, respectively. The Company recently received an offer from APTIM to settle outstanding litigation, and is reviewing that proposal along with its insurance carrier.

We are party to a lawsuit filed against North Carolina by a certain environmental advocacy group alleging that the issuance by the state of certain permits associated with our Brickhaven clay mine reclamation site exceeded the state’s power. Although the state’s authority to issue the bulk of the permits (i.e. the allowance to reclaim the original site with coal ash) was upheld, the portion of the permits that allows us to “cut and prepare” an additional portion of the site was held by the North Carolina Superior Court to exceed the relevant agency’s statutory authority. The North Carolina Superior Court’s decision was reversed and remanded back to the North Carolina Office of Administrative Hearing (“OAH”). If the OAH determines North Carolina exceeded its permitting authority with respect to either the original allowance or the “cut and prepare” portions of the permits or both, such decision, if ultimately upheld, could have an adverse effect on our operations and financial results.

Allied, and its affiliate, Allied Power Resources, LLC, have been named in a collective action lawsuit filed in the U.S. District Court for the Northern District of Illinois, alleging violations of the Fair Labor Standards Act, and which includes related class claims alleging violations of the Illinois Minimum Wage Law and Pennsylvania Minimum Wage Act for failure to pay overtime.  This case is one of a series filed against companies in the oil, gas, and energy industries in Illinois and Texas.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements, continued
(dollars in thousands except per share and unit data)
(Unaudited)

The Plaintiffs have an unspecified claim for damages.  The collective action class claims have not been certified and the case is currently stayed pending a mediation that is currently set for November 26, 2018.

In addition to the above matters, we are from time to time party to various lawsuits, claims and other legal proceedings arising in the ordinary course of our business. While the outcome of such proceedings cannot be predicted with certainty, we do not expect them to have a material adverse impact on the Company.

Included in general and administrative expense in the condensed consolidated statement of income for the quarter ended September 30, 2018, and in accrued liabilities in the condensed consolidated balance sheet as of September 30, 2018, was approximately $20.0 million in accruals related to outstanding legal matters. We believe that the amounts accrued are sufficient to cover any liabilities arising from the proceedings with APTIM and all other outstanding legal claims. Except as reflected in such accruals, we are currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for outstanding legal matters.

12. Business Segment and Related Information
The Company has identified the following reportable segments, Environmental Solutions and Maintenance & Technical Services, as each met the quantitative threshold of generating revenues equal to or greater than 10 percent of the combined revenue of all operating segments.
Management evaluates the performance of each segment based on segment gross profit, which is calculated as revenues less cost of sales. For the three months ended September 30, 2018 (Successor), the three months ended September 30, 2017 (Successor), the nine months ended September 30, 2018 (Successor), the period from January 13, 2017 through September 30, 2017 (Successor) and the period January 1, 2017 through January 12, 2017 (Predecessor), there are no intersegment revenues or other intersegment transactions. Segment assets are also evaluated by management based on each segment’s investment in property and equipment. Assets (other than property and equipment and goodwill) are not allocated to segments.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements, continued
(dollars in thousands except per share and unit data)
(Unaudited)

Summarized financial information with respect to the reportable segments is as follows:

Successor
Three Months Ended September 30, 2018	ES	M&TS	All Other	Total
Revenue	$103,848	$82,154	$—	$186,002
Segment gross profit	19,852	6,854	—	26,706
Segment depreciation and amortization expense	13,050	1,720	1,993	16,763
Three Months Ended September 30, 2017	ES	M&TS	All Other	Total
Revenue	$65,930	$52,981	$—	$118,911
Segment gross profit	18,683	4,471	—	23,154
Segment depreciation and amortization expense	6,128	624	50	6,802
Nine Months Ended September 30, 2018	ES	M&TS	All Other	Total
Revenue	$241,745	$295,509	$—	$537,254
Segment gross profit	54,417	21,936	—	76,353
Segment depreciation and amortization expense	23,794	4,127	5,977	33,898
Expenditures for segment assets	7,165	7,761	22	14,948
Period from January 13, 2017 through September 30, 2017	ES	M&TS	All Other	Total
Revenue	$175,425	$76,855	$—	$252,280
Segment gross profit	49,224	10,153	—	59,377
Segment depreciation and amortization expense	17,698	1,758	145	19,601
Expenditures for segment assets	3,485	4,089	17	7,591
Predecessor
Period from January 1, 2017 through January 12, 2017	ES	M&TS	All Other	Total
Revenue	$7,451	$1,679	$—	$9,130
Segment gross profit	1,412	417	—	1,829
Segment depreciation and amortization expense	688	70	5	763
Expenditures for segment assets	—	—	—	—

Successor
As of September 30, 2018	ES	M&TS	All Other	Total
Segment property and equipment, net	$55,034	$41,452	$357	$96,843
Segment goodwill	56,846	16,622	—	73,468
As of December 31, 2017	ES	M&TS	All Other	Total
Segment property and equipment, net	$75,764	$23,725	$441	$99,930
Segment goodwill	56,846	16,622	—	73,468

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements, continued
(dollars in thousands except per share and unit data)
(Unaudited)

The following is a reconciliation of segment gross profit to net income (loss):

	Successor				Predecessor
	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Period from January 13, 2017 through September 30, 2017	Period from January 1, 2017 through January 12, 2017

Segment gross profit	$26,706	$23,154	$76,353	$59,377	$1,829
General and administrative expenses	(32,625)	(19,942)	(65,944)	(33,921)	(3,170)
Interest expense	(17,034)	(1,549)	(26,708)	(4,332)	(4,181)
Income from equity method investment	786	184	2,072	660	48
Income tax benefit	5,667	—	2,761	—	—
Net income (loss)	$(16,500)	$1,847	$(11,466)	$21,784	$(5,474)

The following is a reconciliation of segment assets to total assets:

	As of September 30, 2018	As of December 31, 2017
Segment property and equipment, net	$96,843	$99,930
Segment goodwill	73,468	73,468
Non-segment assets	288,452	204,253
Total assets	$458,763	$377,651

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
The Company has determined its opening balance for deferred income tax assets and liabilities to be a net deferred tax liability of $1,359 based on the future tax effects of temporary differences between the financial statement value and tax basis of assets and liabilities contributed to the Company upon conversion as a taxable corporation on June 18, 2018. In accordance with ASC 740, the tax effects have been recorded as a separate item of income tax expense.
In order to determine the tax provision related to operating income at the end of each interim period, the Company estimates the annual effective tax rate and applies that to its pre-tax earnings. The Company's pre-tax earnings for the period ended September 30, 2018 included only 13 days of operating income for June and all of the third quarter since this period was subject to corporate income taxes for which the Company is liable. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and judgments including, but not limited to, the expected operating income for the year, estimated permanent differences between book and tax amounts, and the likelihood of recovering deferred tax assets generated in the current

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements, continued
(dollars in thousands except per share and unit data)
(Unaudited)

year. The accounting estimates used to compute the provision for income taxes may change as new events occur and additional information is obtained.
The Company’s effective tax rate, excluding discrete items, for the period June 18, 2018 through September 30, 2018 is 18.8%. This rate differs from the statutory rate of 21% for Federal income tax and 5.3% for the estimated state rate. This is primarily due to the impact of income attributable to non-controlling interest which is not subject to income tax at the Company level.
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

14. Earnings (Losses) Per Share
Basic earnings (losses) per share is computed by dividing net income (loss) attributable to the Company's shareholders by the weighted average number of shares outstanding during the period. Diluted earnings (losses) per share reflects all potential dilutive ordinary shares outstanding during the period and is computed by dividing net income (loss) available to the Company's shareholders by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities. For the periods prior to the IPO, the average number of ordinary shares outstanding used to calculate basic and diluted earnings (losses) per share was based on the ordinary shares that were outstanding at the time of the IPO.
As a result of the net loss per share for the three and nine months ended September 30, 2018, the inclusion of all potentially dilutive shares would be anti-dilutive. Therefore, dilutive shares (in thousands) of 1,181 and 959, respectively, were excluded from the computation of the weighted-average shares for diluted net loss per share for the three and nine months ended September 30, 2018.
Basic and diluted earnings (losses) per share is determined using the following information:

	Successor				Predecessor
	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Period from January 13, 2017 through September 30, 2017	Period from January 1, 2017 through January 12, 2017

Numerator:
Net income (loss) attributable to Charah Solutions, Inc.	$(17,395)	$1,057	$(13,370)	$19,922	$(5,528)

Denominator (in thousands):
Weighted average shares outstanding	29,083	23,710	25,777	23,710	N/A
Dilutive share-based awards	—	822	—	822	N/A
Total weighted average shares outstanding, including dilutive shares	29,083	24,532	25,777	24,532	N/A

Basic earnings (losses) per share	$(0.60)	$0.04	$(0.52)	$0.84	N/A
Diluted earnings (losses) per share	$(0.60)	$0.04	$(0.52)	$0.81	N/A

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

Overview
We were formed in January 2018 in connection with the IPO and to be a holding company for Charah Management and Allied Power Holdings. The historical financial data presented herein as of September 30, 2018 and for periods after the June 18, 2018 corporate reorganization is that of Charah and Allied on a consolidated basis, and on a combined basis for periods prior to the June 18, 2018 corporate reorganization. Allied was formed in May 2017 and did not commence operations until July 2017. The historical combined financial information of our Predecessor is not indicative of the results that may be expected in any future periods. For more information, please see the historical consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report.
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
How We Evaluate Our Operations
We use a variety of financial and operational metrics to assess the performance of our operations, including:

•	Revenues;

•	Gross Profit;

•	Operating Income;

•	Adjusted EBITDA; and

•	Adjusted EBITDA Margin.
Revenues
We analyze our revenues by comparing actual revenues to our internal projections for a given period and to prior periods to assess our performance. We believe that revenues are a meaningful indicator of the demand and pricing for our services.
Gross Profit
We analyze our gross profit, which we define as revenues less cost of sales, to measure our financial performance. We believe gross profit is a meaningful metric because it provides insight on financial performance of our revenue streams without consideration of company overhead. When analyzing gross profit, we compare actual gross profit to our internal projections for a given period and to prior periods to assess our performance.
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

Operations of Allied Power Management, LLC

Allied was formed in May 2017 and did not commence operations until July 2017. Our results of operations for the year ended December 31, 2017 reflect the results of Allied only from the commencement of its operations in July 2017. As a result, our historical financial and operating information for the nine months ended September 30, 2018 may not be comparable to the historical financial and operating information for the nine months ended September 30, 2017.

Results of Operations
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

	Three Months Ended
	September 30,		Change
	2018	2017	$	%
	(in thousands)
Revenues:
Environmental Solutions	$103,848	$65,930	$37,918	57.5%
Maintenance and Technical Services	82,154	52,981	29,173	55.1%
Total revenue	186,002	118,911	67,091	56.4%
Cost of sales	159,296	95,757	63,539	66.4%
Gross Profit:
Environmental Solutions	19,852	18,683	1,169	6.3%
Maintenance and Technical Services	6,854	4,471	2,383	53.3%
Total gross profit	26,706	23,154	3,552	15.3%
General and administrative expenses	32,625	19,942	12,683	63.6%
Operating income (loss)	(5,919)	3,212	(9,131)	(284.3)%
Interest expense	(17,034)	(1,549)	15,485	999.7%
Income from equity method investment	786	184	602	327.2%
Income (loss) before taxes	(22,167)	1,847	(24,014)	(1,300.2)%
Income tax benefit	(5,667)	—	(5,667)	100.0%
Net Income (loss)	(16,500)	1,847	(18,347)	(993.3)%
Less income attributable to non-controlling interest	(895)	(790)	(105)	13.3%
Net income (loss) attributable to Charah Solutions, Inc.	(17,395)	1,057	(18,452)	(1,745.7)%
Adjusted EBITDA(1)	$32,553	$20,678	$11,875	57.4%
Adjusted EBITDA margin(1)	17.5%	17.4%	0.1%	N/A

(1)
Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial measures. For a definition of Adjusted EBITDA and Adjusted EBITDA margin, as well as a reconciliation to our most directly comparable financial measures calculated and presented in accordance with GAAP, please read “-Non-GAAP Measures” below.

Revenues. Revenues increased $67.1 million, or 56.4%, for the three months ended September 30, 2018 to $186.0 million from $118.9 million for the three months ended September 30, 2017. The increase in revenues by segment was as follows:
Environmental Solutions revenues. Environmental Solutions segment revenues increased $37.9 million, or 57.5%, for the three months ended September 30, 2018 to $103.8 million from $65.9 million for the three months ended September 30, 2017. The increase was primarily attributable to the addition of SCB Materials International that occurred in March 2018, in addition to a net overall increase in revenue from our remediation and compliance services offerings.
Maintenance and Technical Services revenues. Maintenance and Technical Services revenues increased $29.2 million, or 55.1%, for the three months ended September 30, 2018 to $82.2 million from $53.0 million for the three months ended September 30, 2017. The increase was primarily attributable to the addition of our nuclear services offerings, which did not have a full quarter of operations in the third quarter of 2017.

Gross Profit. Gross profit increased $3.6 million, or 15.3%, for the three months ended September 30, 2018 to $26.7 million from $23.2 million for the three months ended September 30, 2017. As a percentage of revenue, gross profit was 14.4% and 19.5% for the three months ended September 30, 2018 and 2017, respectively. The decrease in gross profit margin was primarily driven by the change in mix of projects, weather-related impacts and the acquisition of SCB Materials International, each of which relate to the Environmental Solutions segment. The increase in gross profit by segment was as follows:
Environmental Solutions gross profit. Gross profit for our Environmental Solutions segment increased $1.2 million, or 6.3%, for the three months ended September 30, 2018 to $19.9 million from $18.7 million for the three months ended September 30, 2017. The increase was primarily attributable to the increase in gross profit from our addition of SCB Materials International that occurred in March 2018.
Maintenance and Technical Services gross profit. Gross profit for our Maintenance and Technical Services segment increased $2.4 million, or 53.3%, for the three months ended September 30, 2018 to $6.9 million from $4.5 million for the three months ended September 30, 2017. The increase was primarily attributable to the addition of our nuclear services offerings, which did not have a full quarter of operations in the third quarter of 2017.
General & Administrative. General and administrative expense increased $12.7 million, or 63.6%, for the three months ended September 30, 2018 to $32.6 million from $19.9 million for the three months ended September 30, 2017. The increase was primarily attributable to additional general and administrative expenses associated with our nuclear services offerings, including non-recurring legal costs and accruals, as disclosed in our Adjusted EBITDA calculation included herein, in addition to increased expense due to the addition of SCB Materials International, partially offset by the reduction in non-recurring startup costs associated with our nuclear services offerings, as disclosed in our Adjusted EBITDA calculation included herein, and a reduction in stock-based compensation expense.
Interest Expense. Interest expense increased $15.5 million, or 999.7%, for the three months ended September 30, 2018 to $17.0 million from $1.5 million for the three months ended September 30, 2017. The increase was primarily attributable to $12.5 million of costs incurred in conjunction with the refinance of our debt, consisting of a $10.4 million non-cash write-off of debt issue costs and a $2.1 million prepayment penalty, in addition to an increase in our debt balances.
Income from Equity Method Investment. Income from equity method investment increased $0.6 million, or 327.2%, for the three months ended September 30, 2018 to $0.8 million from $0.2 million for the three months ended September 30, 2017. The increase was primarily attributable to a price increase of the products sold through this joint venture.
Net Income (loss). Net income (loss) decreased $18.3 million, or 993.3%, for the three months ended September 30, 2018 to $(16.5) million from $1.8 million for the three months ended September 30, 2017. The decrease was primarily attributable to increased interest expense and general and administrative expense as disclosed above, offset by an income tax benefit of $5.7 million and additional revenue and gross profit as disclosed above.
Adjusted EBITDA and Adjusted EBITDA margin. Adjusted EBITDA increased $11.9 million, or 57.4%, for the three months ended September 30, 2018 to $32.6 million from $20.7 million for the three months ended September 30, 2017, and our Adjusted EBITDA margin for the three months ended September 30, 2018 was 17.5%, an increase of 0.1% from 17.4% for the three months ended September 30, 2017. For a definition of Adjusted EBITDA and the calculation of Adjusted EBITDA margin, as well as a reconciliation to the most directly comparable GAAP measure, see “Non-GAAP Measures.”

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
The following table sets forth our Predecessor’s selected operating data for the nine months ended September 30, 2018 and 2017. The successor column below represents the combined financial information of Charah and Allied for the periods from January 13, 2017 through September 30, 2017 and the nine months ended September 30, 2018, while the predecessor columns below represent the financial information of Charah for the period from January 1, 2017 through January 12, 2017, each as reflected in our unaudited financial statements included elsewhere in this Quarterly Report. The predecessor and successor columns together represent our accounting Predecessor for purposes of this Quarterly Report. The dollar amount and percentage change information below reflects the difference between results in the nine months ended September 30, 2018 as compared to the combined results for the period from January 1, 2017 through January 12, 2017 and the period from January 13, 2017 through September 30, 2017.

	Successor (1)		Predecessor (2)	Change
	Nine Months Ended September 30, 2018	Period from January 13, 2017 through September 30, 2017	Period from January 1, 2017 through January 12, 2017	$	%
	(in thousands)
Revenues:
Environmental Solutions	$241,745	$175,425	$7,451	$58,869	32.2%
Maintenance and Technical Services	295,509	76,855	1,679	216,975	276.3%
Total revenue	537,254	252,280	9,130	275,844	105.5%
Cost of sales	460,901	192,903	7,301	260,697	130.2%
Gross Profit:
Environmental Solutions	54,417	49,224	1,412	3,781	7.5%
Maintenance and Technical Services	21,936	10,153	417	11,366	107.5%
Total gross profit	76,353	59,377	1,829	15,147	24.7%
General and administrative expenses	65,944	33,921	3,170	28,853	77.8%
Operating income (loss)	10,409	25,456	(1,341)	(13,706)	(56.8)%
Interest expense	(26,708)	(4,332)	(4,181)	18,195	213.7%
Income from equity method investment	2,072	660	48	1,364	192.7%
Income (loss) before taxes	(14,227)	21,784	(5,474)	(30,537)	(187.2)%
Income tax benefit	(2,761)	—	—	(2,761)	100.0%
Net income (loss)	(11,466)	21,784	(5,474)	(27,776)	(170.3)%
Less income attributable to non-controlling interest	(1,904)	(1,862)	(54)	12	(0.6)%
Net income (loss) attributable to Charah Solutions, Inc.	$(13,370)	$19,922	$(5,528)	$(27,764)	(192.9)%
Adjusted EBITDA(3)	75,914	56,008	(422)	20,328	36.6%
Adjusted EBITDA margin(3)	14.1%	22.2%	(4.6)%	(12.2)%	N/A

(1)
The successor columns represent the combined financial information of Charah and Allied for the period from January 13, 2017 through September 30, 2017 and the nine months ended September 30, 2018 as reflected in our unaudited financial statements included elsewhere in this Quarterly Report. The predecessor and successor columns together represent our accounting Predecessor for purposes of this Quarterly Report.

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

Revenues. Revenues increased $275.8 million, or 105.5%, for the nine months ended September 30, 2018 to $537.3 million from $261.4 million for the nine months ended September 30, 2017. The increase in revenues by segment was as follows:
Environmental Solutions revenues. Environmental Solutions segment revenues increased $58.9 million, or 32.2%, for the nine months ended September 30, 2018 to $241.7 million from $182.9 million for the nine months ended September 30, 2017. The increase was primarily attributable to the addition of SCB Materials International that occurred in March 2018, in addition to a net overall increase in revenue from our remediation and compliance services offerings.

Maintenance and Technical Services revenues. Maintenance and Technical Services revenues increased $217.0 million, or 276.3%, for the nine months ended September 30, 2018 to $295.5 million from $78.5 million for the nine months ended September 30, 2017. The increase was primarily attributable to the addition of our nuclear services offerings, which did not have a full quarter of operations in the third quarter of 2017.
Gross Profit. Gross profit increased $15.1 million, or 24.7%, for the nine months ended September 30, 2018 to $76.4 million from $61.2 million for the nine months ended September 30, 2017. As a percentage of revenue, gross profit was 14.2% and 23.4% for the nine months ended September 30, 2018 and 2017, respectively. The decrease in gross profit margin was primarily driven by the addition of our nuclear services offerings and the addition of SCB International. The increase in gross profit by segment was as follows:
Environmental Solutions gross profit. Gross profit for our Environmental Solutions segment increased $3.8 million, or 7.5%, for the nine months ended September 30, 2018 to $54.4 million from $50.6 million for the nine months ended September 30, 2017. The increase was primarily attributable to the addition of SCB Materials International that occurred in March 2018.
Maintenance and Technical Services gross profit. Gross profit for our Maintenance and Technical Services segment increased $11.4 million, or 107.5%, for the nine months ended September 30, 2018 to $21.9 million from $10.6 million for the nine months ended September 30, 2017. The increase was primarily attributable to the addition of our nuclear services offerings, which did not have a full quarter of operations in the third quarter of 2017.
General & Administrative. General and administrative expense increased $28.9 million, or 77.8%, for the nine months ended September 30, 2018 to $65.9 million from $37.1 million for the nine months ended September 30, 2017. The increase was primarily attributable to additional general and administrative expenses associated with our nuclear services offerings, including non-recurring legal costs and accruals, as disclosed in our Adjusted EBITDA calculation included herein, in addition to increased expense due to the addition of SCB Materials International, partially offset by the reduction in non-recurring startup costs associated with our nuclear services offerings, as disclosed in our Adjusted EBITDA calculation included herein.
Interest Expense. Interest expense increased $18.2 million, or 213.7%, for the nine months ended September 30, 2018 to $26.7 million from $8.5 million for the nine months ended September 30, 2017. The increase was primarily attributable to $12.5 million of costs incurred in conjunction with the refinance of our debt, consisting of a $10.4 million write-off of non-cash debt issue costs and a $2.1 million prepayment penalty, in addition to an increase in our debt balances. We incurred $4.1 million of costs associated with debt retirement in conjunction with Bernhard Capital Partners Management, LP's ("BCP") investment in us recorded during the period from January 1, 2017 through January 12, 2017.
Income from Equity Method Investment. Income from equity method investment increased $1.4 million, or 192.7%, for the nine months ended September 30, 2018 to $2.1 million from $0.7 million for the nine months ended September 30, 2017. The increase was primarily attributable to a price increase of the products sold through this joint venture.
Net Income (loss). Net income (loss) decreased $27.8 million, or 170.3%, for the nine months ended September 30, 2018 to $(11.5) million from $16.3 million for the nine months ended September 30, 2017. The decrease was primarily attributable to increased interest expense and general and administrative expense as disclosed above, offset by an income tax benefit of $2.8 million and additional revenue and gross profit as disclosed above.
Adjusted EBITDA and Adjusted EBITDA margin. Adjusted EBITDA increased $20.3 million, or 36.6%, for the nine months ended September 30, 2018 to $75.9 million from $55.6 million for the nine months ended September 30, 2017, and our Adjusted EBITDA margin for the nine months ended September 30, 2018 was 14.1%, a decrease of 7.2% from 21.3% for the nine months ended September 30, 2017.
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

Liquidity and Capital Resources
Our primary sources of liquidity and capital resources are cash flows generated by operating activities and borrowings under our Credit Facility (as defined below). Depending upon market conditions and other factors, we may also issue additional equity and debt if needed. As of September 30, 2018, we had approximately $4.0 million in cash and believe that we will have sufficient liquidity from cash on hand, cash generated from operations and our existing credit facilities to fund our business for the next 12 months.

Cash Flows
The following table sets forth our Predecessor’s cash flow data for the nine months ended September 30, 2018 and 2017. The successor column below represents the combined financial information of Charah and Allied for the periods from January 13, 2017 through September 30, 2017 and the nine months ended September 30, 2018, while the predecessor columns below represent the financial information of Charah for the period from January 1, 2017 through January 12, 2017, each as reflected in our unaudited financial statements included elsewhere in this Quarterly Report. The predecessor and successor columns together represent our accounting Predecessor for purposes of this Quarterly Report. The dollar amount and percentage change information below reflects the difference between results in the nine months ended September 30, 2018 as compared to the combined results for the period from January 1, 2017 through January 12, 2017 and the period from January 13, 2017 through September 30, 2017.

	Successor		Predecessor
	Nine Months Ended September 30, 2018	Period from January 13, 2017 through September 30, 2017	Period from January 1, 2017 to January 12, 2017
				Change
				$	%
	(in thousands)
Cash flows (used in) provided by operating activities	$(10,504)	$30,825	$(4,418)	$(36,911)	(139.8)%
Cash flows (used in) provided by investing activities	$(33,665)	$(3,453)	$—	$(30,212)	874.9%
Cash flows provided by (used in) financing activities	$15,886	$(19,847)	$4,463	$31,270	(203.3)%
Net change in cash	$(28,283)	$7,525	$45	$(35,808)	(473.0)%
Operating Activities
Net cash provided by (used in) operating activities decreased $36.9 million, or 139.8%, for the nine months ended September 30, 2018 to $(10.5) million from $26.4 million for the nine months ended September 30, 2017. The change in cash flows provided by (used in) operating activities is primarily attributable a $27.8 million decrease in net income as explained above, a $50.3 million decrease in cash resulting from the increase in costs and estimated earnings in excess of billing, and a $23.1 million decrease in cash resulting from the decrease in billings in excess of costs and estimated earnings, offset by the non-recurrence of an $18.9 million payment associated with the deferred stock plan in 2017, an increase in cash resulting from the increase in accrued expenses of $19.4 million, an increase in depreciation and amortization of $13.5 million, and an increase in amortization of debt issuance costs of $10.9 million.
Investing Activities
Net cash provided by (used in) investing activities decreased $30.2 million, or 874.9%, for the nine months ended September 30, 2018 to $(33.7) million from $(3.5) million for the nine months ended September 30, 2017. The change in cash flows provided by (used in) investing activities is primarily attributable to the $20.0 million used for business acquisitions, net of cash received, and an increase in cash purchases of property and equipment.

Financing Activities
Net cash provided by (used in) financing activities increased $31.3 million, or 203.3%, for the nine months ended September 30, 2018 to $15.9 million from $(15.4) million for the nine months ended September 30, 2017. The change in cash flows provided by financing activities is primarily attributable to the $59.2 million in proceeds from the issuance of common stock, which was used to make $40.0 million of principal payments towards our term loan and also to pay $8.9 million of costs associated with our IPO. The change in cash flows provided by financing activities was also impacted by the refinancing of debt that occurred in the third quarter of 2018 and the first quarter of 2017, the acquisition of Charah by BCP which also occurred in the first quarter of 2017, and a reduction in distributions to members in 2018.

Working Capital
Our working capital, which we define as total current assets less total current liabilities, totaled $32.8 million and $12.3 million at September 30, 2018 and December 31, 2017, respectively. This increase in working capital for the nine months ended September 30, 2018 is primarily the result of a $54.6 million increase in costs and estimated earnings in excess of billings, a $27.6 million increase in trade accounts receivable, a $22.9 million increase in inventory and an $11.3 million decrease in billing in excess of costs and estimated earnings. These increases were primarily offset by a $28.3 million decrease in cash, an $18.2 million increase in accrued payroll and bonuses, a $13.1 million increase in the current portion of the purchase option liability, a $25.2 million increase in accrued expenses, a $7.8 million increase in the asset retirement obligation, and a $4.7 million increase in accounts payable.
Our Debt Agreements
Credit Facility
On October 25, 2017, we entered into a credit agreement (the “Revolving Credit Agreement”) by and among us, the lenders party thereto from time to time and Regions Bank, as administrative agent. The Revolving Credit Agreement provided for a revolving credit facility (the "Credit Facility"), with a principal amount of up to $45.0 million. The Credit Facility permitted extensions of credit up to the lesser of $45.0 million and a borrowing base that was calculated by us based upon a percentage of the value of our eligible accounts receivable and eligible inventory, and approved by the administrative agent.
The interest rates per annum applicable to the loans under the Credit Facility were based on a fluctuating rate of interest measured by reference to, at our election, either (1) an adjusted London inter-bank offered rate (“LIBOR”) plus a 2.00% borrowing margin, or (2) an alternative base rate plus a 1.00% borrowing margin. Customary fees were payable in respect of the Credit Facility and included (1) commitment fees in an amount equal to 0.50% of the daily unused portions of the Credit Facility, and (2) a 2.00% fee on outstanding letters of credit.
The Credit Facility contained various representations and warranties, and restrictive covenants. If excess availability under the Credit Facility fell below the greater of 15% of the loan cap amount or $6.75 million, we were required to comply with a minimum fixed charge coverage ratio of 1.0 to 1.0. The Credit Facility did not otherwise contain financial maintenance covenants.
The Credit Facility had a scheduled maturity date of October 25, 2022, however, all amounts outstanding were repaid in September 2018 as a result of the refinancing discussed below.
On September 21, 2018, we entered into a credit agreement (the "Syndicated Credit Facility") by and among us, the lenders party thereto from time to time and Bank of America, as administrative agent (the "Administrative Agent"). The Syndicated Credit Agreement includes:

•	A revolving loan not to exceed $50 million (the "Revolving Loan");

•	a term loan of $205 million (the "Term Loan"); and

•	a commitment to loan up to a further $25 million, that expires in March 2020.
The interest rates per annum applicable to the loans under the Syndicated Credit Facility are based on a fluctuating rate of interest measured by reference to, at our election, either (1) the LIBOR rate, or (2) an alternative base rate. Various margins are added to the interest rate based upon our consolidated net leverage ratio. Customary fees are payable in respect of the Syndicated Credit Facility and include (1) commitment fees (ranging from 0.25% to 0.35% based upon our consolidated net leverage ratio) for unused portions of the Syndicated Credit Facility, and (2) fees on outstanding letters of credit (ranging from 1.30% to 2.10% based upon our consolidated net leverage ratio). Amounts borrowed under the Syndicated Credit Facility are secured by essentially all assets of the Company.

The Syndicated Credit Facility contains various representations and warranties, and restrictive covenants that, among other things and subject to specified exceptions, restrict the ability of us and our restricted subsidiaries to grant liens, incur indebtedness (including guarantees), make investments, engage in mergers and acquisitions, make dispositions of assets, make restricted payments, or change the nature of their business. The Syndicated Credit Facility contains financial covenants related to the consolidated net leverage ratio and the fixed charge coverage ratio (of 1.20 to 1.00). We are required to comply with a consolidated net leverage ratio of 3.75 to 1.00 through March 30, 2020, decreasing to 3.50 to 1.00 as of March 31, 2020, further decreasing to 3.25 to 1.00 as of March 31, 2021 and finally decreasing to 3.00 to 1.00 as of March 31, 2022 and thereafter.
The Syndicated Credit Facility also contains certain affirmative covenants, including reporting requirements, such as delivery of financial statements, certificates and notices of certain events, maintaining insurance, and providing additional guarantees and collateral in certain circumstances.
As of September 30, 2018, we were in compliance with all covenants related to the Syndicated Credit Facility.
The Syndicated Credit Facility includes customary events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross default to certain other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of guarantees or security interests, material judgments and change of control.
The Revolving Loan provides a principal amount of up to $50 million reduced by outstanding letters of credit. As of September 30, 2018, $5.1 million was outstanding on the Revolving Loan and $12.5 million of letters of credit were outstanding.
Term Loan
On October 25, 2017, we entered into a credit agreement (the “Term Loan Credit Agreement”) by and among us, the lenders party thereto from time to time and Credit Suisse AG, Cayman Islands Branch, as administrative agent (the “Administrative Agent”), providing for a term loan (the "CS Term Loan") with an initial commitment of $250 million. The CS Term Loan provided that we have the right at any time to request incremental term loans up to the greater of (1) the excess, if any, of $25.0 million over the aggregate amount of all incremental Credit Facility commitments and incremental term loan commitments previously utilized, and (2) such other amount so long as such amount at such time could be incurred without causing the pro forma consolidated secured leverage ratio to exceed 3.25 to 1.00.
The interest rates per annum applicable to the loans under the CS Term Loan were based on a fluctuating rate of interest measured by reference to, at our election, either (1) LIBOR plus a 6.25% borrowing margin, or (2) an alternative base rate plus a 5.25% borrowing margin.
The CS Term Loan contained various representations and warranties, and restrictive covenants. In addition, we were required to comply with a maximum senior secured net leverage ratio of 5.00 to 1.00 beginning March 31, 2018, decreasing to 4.50 to 1.00 as of March 31, 2019 and further decreasing to 4.00 to 1.00 as of March 31, 2020 and thereafter.
The principal amount of the CS Term Loan amortized at a rate of 7.5% per annum with all remaining outstanding amounts under the CS Term Loan due on the CS Term Loan maturity date. We received net proceeds from the IPO of $59.2 million prior to deducting offering expenses. We used these net proceeds to pay offering expenses and to pay off $40.0 million of the borrowings outstanding under the CS Term Loan, which would otherwise have been required through June 2020.
The CS Term Loan had a maturity date of October 25, 2024; however, all amounts outstanding were repaid in September 2018 as a result of the refinancing (discussed above).
On September 21, 2018 we entered into the Syndicated Credit Facility, providing for a Term Loan with an initial commitment of $205 million. The proceeds from the Term Loan were used to repay amounts outstanding under the CS Term Loan. As of September 30, 2018, we had $205 million outstanding under the Term Loan.
Equipment Financing Facilities
We have entered into various equipment financing arrangements to finance the acquisition of certain equipment (the “Equipment Financing Facilities”). As of September 30, 2018, we have equipment lines of credit allowing borrowings of $22 million, of which $15.9 million is utilized. In addition, we have $17.9 million of equipment notes outstanding. Each of the Equipment Financing Facilities includes non-financial covenants, and as of September 30, 2018, we were in compliance with these covenants.

Non-GAAP Measures
Adjusted EBITDA
Adjusted EBITDA and Adjusted EBITDA margin are not financial measures determined in accordance with GAAP.     We define Adjusted EBITDA as net income (loss) before interest expense, income taxes, depreciation and amortization, equity-based compensation, elimination of certain legacy expenses, amounts from a non-acquired business line, non-recurring legal and start-up costs, and transaction related expenses and other items. Adjusted EBITDA margin represents the ratio of Adjusted EBITDA to total revenues.
We believe Adjusted EBITDA and Adjusted EBITDA margin are useful performance measures because they allow for an effective evaluation of our operating performance when compared to our peers, without regard to our financing methods or capital structure. We exclude the items listed above from net income in arriving at Adjusted EBITDA because these amounts are either non-recurring or can vary substantially within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income determined in accordance with GAAP. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are reflected in Adjusted EBITDA. Our presentation of Adjusted EBITDA should not be construed as an indication that our results will be unaffected by the items excluded from Adjusted EBITDA. Our computations of Adjusted EBITDA may not be identical to other similarly titled measures of other companies. We use Adjusted EBITDA margin to measure the success for our business in managing our cost base and improving profitability. The following tables present reconciliations of Adjusted EBITDA to net income (loss), our most directly comparable financial measure calculated and presented in accordance with GAAP, along with our Adjusted EBITDA margin.

	Successor(1)				Predecessor(2)
			Nine Months Ended September 30, 2018	Period from January 13, 2017 through September 30, 2017	Period from January 1, 2017 through January 12, 2017
	Three Months Ended
	September 30,
	2018	2017
	(in thousands)
Net income (loss) attributable to Charah Solutions, Inc.	$(17,395)	$1,057	$(13,370)	$19,922	$(5,528)
Interest expense	17,034	1,549	26,708	4,332	4,181
Income tax benefit	(5,667)	—	(2,761)	—	—
Depreciation and amortization	16,763	6,802	33,898	19,601	763
Elimination of certain non-recurring legal costs and accruals(3)	20,033	5,426	25,202	5,445	—
Elimination of certain non-recurring startup costs(4)	—	3,464	1,480	3,911	—
Equity-based compensation	1,046	2,203	2,449	2,344	—
Transaction related expenses and other items	739	177	2,308	453	162
Adjusted EBITDA	$32,553	$20,678	$75,914	$56,008	$(422)
Adjusted EBITDA margin(5)	17.5%	17.4%	14.1%	22.2%	(4.6)%

(1)
The successor columns represent the combined financial information of Charah and Allied for the period from January 13, 2017 through September 30, 2017 and January 1, 2018 through September 30, 2018 as applicable, as reflected in our financial statements included elsewhere in this Quarterly Report. The predecessor and successor columns together represent our accounting Predecessor for purposes of this Quarterly Report.

(2)
The predecessor column represents the financial information of Charah for the period from January 1, 2017 through January 12, 2017 as reflected in our audited financial statements included elsewhere in this Quarterly Report. The predecessor and successor columns together represent our accounting Predecessor for purposes of this Quarterly Report.

(3)
Represents non-recurring legal costs and accruals associated with outstanding legal claims, which amounts are not representative of legal costs that we historically incur in the ordinary course of our business.

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
Interest Rate Risk
As of September 30, 2018, we had $205.0 million of debt outstanding under the Term Loan, $5.1 million outstanding under the Revolving Loan and $5.9 million on an equipment line of credit, all of which have variable interest rates. A 1.0% increase or decrease in the weighted average interest rate would increase or decrease interest expense by approximately $2.2 million per year assuming a consistent debt balance and before taking into consideration any impact from our interest rate cap. We currently have an interest rate cap in place with respect to outstanding indebtedness under our Term Loan that provides a ceiling on three-month LIBOR at 2.5% for a notional amount of $150 million.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a‑15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10‑Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. As of September 30, 2018, disclosure controls and procedures were not effective as a result of the material weaknesses identified during the year ended December 31, 2017 and not yet remediated. The material weaknesses relate to the misapplication of GAAP in accounting for our deferred stock plan in effect in 2016 and ineffective controls over the financial statement close and reporting processes.
The deferred stock plan was terminated in December 2016 and there are no remaining internal control considerations related to this plan. Regarding the ineffective controls over the financial statement close and reporting process, we continue to develop more robust processes supporting internal controls over financial reporting, including accounting policies and procedures and our engagement of consultants to assist management in determining and evaluating new accounting positions in order to remedy these material weaknesses. However, the material weaknesses cannot be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control over Financial Reporting
Other than the steps taken as described immediately above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings
In July 2017, APTIM Corp. sued Allied and certain of its employees and affiliated entities in the U.S. District Court for the Northern District of Illinois, alleging, among other things, misappropriation of alleged trade secrets and civil conspiracy. APTIM also alleged tortious interference with their contractual and business relations because Exelon, our customer whose business makes up 100% of our nuclear services revenues, ended their business relationship with APTIM and started a new business relationship with Allied. The litigation was indefinitely stayed on June 21, 2018 pending resolution of the arbitration discussed in the next paragraph which has overlapping issues with this litigation. The parties were engaged in discovery relevant to APTIM's motion for preliminary injunction, which was filed last July, before the stay was entered. APTIM has an unspecified claim for damages that may proceed if the stay is lifted. No schedule for that phase of the case, and no trial date, has been set. APTIM has not identified its alleged damages.

APTIM and its alleged predecessors in interest have also initiated judicial and arbitral proceedings in Louisiana against Dorsey Ron McCall, our Senior Vice President and Board Member. In June 2017, APTIM’s alleged predecessor, The Shaw Group, Inc., sued Mr. McCall in Louisiana state court, alleging breaches of his employment agreement. APTIM later filed a petition in the U.S. District Court for the Eastern District of Louisiana seeking to stay the state-court litigation and compel arbitration of the breach-of-contract claims, which the district court granted, permitting APTIM’s pending arbitration against Mr. McCall to proceed. Mr. McCall appealed that decision to the U.S. Court of Appeals for the Fifth Circuit, which affirmed the district court’s order. Mr. McCall filed a petition for rehearing en banc on May 1, 2018 and the Fifth Circuit directed APTIM to file a response to the petition by May 24, 2018. On May 31, 2018, the Fifth Circuit denied Mr. McCall’s petition. The matter has now proceeded to arbitration which has been set for March 11-22, 2019. McCall and APTIM each filed motions to dismiss certain claims asserted by the other. Each of those motions were denied on September 24, 2018 and October 24, 2018, respectively. The Company recently received an offer from APTIM to settle outstanding litigation, and is reviewing that proposal along with its insurance carrier.

We are party to a lawsuit filed against North Carolina by a certain environmental advocacy group alleging that the issuance by the state of certain permits associated with our Brickhaven clay mine reclamation site exceeded the state’s power. Although the state’s authority to issue the bulk of the permits (i.e. the allowance to reclaim the original site with coal ash) was upheld, the portion of the permits that allows us to “cut and prepare” an additional portion of the site was held by the North Carolina Superior Court to exceed the relevant agency’s statutory authority. The North Carolina Superior Court’s decision was reversed and remanded back to the North Carolina Office of Administrative Hearing (“OAH”). If the OAH determines North Carolina exceeded its permitting authority with respect to either the original allowance or the “cut and prepare” portions of the permits or both, such decision, if ultimately upheld, could have an adverse effect on our operations and financial results.

Allied, and its affiliate, Allied Power Resources, LLC, have been named in a collective action lawsuit filed in the U.S. District Court for the Northern District of Illinois, alleging violations of the Fair Labor Standards Act, and which includes related class claims alleging violations of the Illinois Minimum Wage Law and Pennsylvania Minimum Wage Act for failure to pay overtime.  This case is one of a series filed against companies in the oil, gas, and energy industries in Illinois and Texas.  The Plaintiffs have an unspecified claim for damages.  The collective action class claims have not been certified and the case is currently stayed pending a mediation that is currently set for November 26, 2018.

In addition to the above matters, we are from time to time party to various lawsuits, claims and other legal proceedings arising in the ordinary course of our business. While the outcome of such proceedings cannot be predicted with certainty, we do not expect them to have a material adverse impact on the Company.

Item 1A. Risk Factors
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

We may be subject in the normal course of business to judicial, administrative or other third-party proceedings that could materially and adversely affect our reputation, business, financial condition, results of operations and liquidity.

We have in the past been, and may in the future be, named as a defendant in lawsuits, claims and other legal proceedings during the ordinary course of our business. In the future, individuals, citizens groups, trade associations, community groups or environmental activists may bring actions against us in connection with our operations that could interrupt or limit the scope of our business. Many of these proceedings could raise difficult and complicated factual and legal issues and are subject to uncertainties and complexities. These proceedings may seek, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination, breach of contract, property damage, punitive damages, civil penalties or other losses, consequential damages or injunctive or declaratory relief. In addition, pursuant to our service arrangements, we generally indemnify our customers for claims related to the services we provide thereunder.

With respect to all such proceedings, we have and will accrue expenses in accordance with U.S. GAAP. In the event that such actions or indemnities are ultimately resolved unfavorably at amounts exceeding our accrued expenses, or at material amounts, the outcome could materially and adversely affect our reputation, business, financial condition and results of operations. In addition, payments of significant amounts, even if reserved, could adversely affect our liquidity position.

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
10.1
Information Rights Agreement, dated October 9, 2018, by and between Charah Solutions, Inc. and Bernhard Capital Partners Management, LP (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-38523) filed with the Commission on October 10, 2018).

10.2
Credit Agreement, dated as of September 21, 2018, by and among the Company, certain of the Company's subsidiaries, as guarantors, Bank of America, N.A., as administrative agent, swingline lender and letter of credit issuer and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-38523) filed with the Commission on September 25, 2018).

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

Charah Solutions, Inc.

November 14, 2018	By:	/s/ Charles E. Price
	Name:	Charles E. Price
	Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

November 14, 2018	By:	/s/ Bruce Kramer
	Name:	Bruce Kramer
	Title:	Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)