Form 10-Q
period 2019-03-31
Charah Solutions, Inc.
filed 2019-05-15
CIK 1730346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10‑Q
____________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission File Number: 001-38523
____________________________
CHARAH SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)
____________________________

Delaware	82-4228671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12601 Plantside Drive
Louisville, Kentucky 40299
(Address of principal executive offices) (Zip Code)
(502) 245-1353
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CHRA	New York Stock Exchange
____________________________
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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
As of May 3, 2019, the registrant had 29,554,588 shares of common stock outstanding.

CHARAH SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2019

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
The information in this Quarterly Report on Form 10‑Q (this “Quarterly Report”) includes “forward‑looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward‑looking statements. When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward‑looking statements, although not all forward‑looking statements contain such identifying words. When considering forward‑looking statements, you should keep in mind the risk factors and other cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. These forward‑looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.
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
We caution you that these forward‑looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, the risks described under “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2018. Should one or more of the risks or uncertainties described occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward‑looking statements.
All forward‑looking statements, expressed or implied, included in this Quarterly Report are expressly qualified in their entirety by this cautionary note. This cautionary note should also be considered in connection with any subsequent written or oral forward‑looking statements that we or persons acting on our behalf may issue. Except as otherwise required by applicable law, we disclaim any duty to update any forward‑looking statements, all of which are expressly qualified by the statements in this cautionary note, to reflect events or circumstances after the date of this Quarterly Report.

ii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CHARAH SOLUTIONS, INC.
Condensed Consolidated Balance Sheets
(dollars in thousands except per share data)
(Unaudited)

	March 31, 2019	December 31, 2018

Assets
Current assets:
Cash	$6,459	$6,900
Trade accounts receivable	63,828	60,742
Receivable from affiliates	893	894
Costs and estimated earnings in excess of billings	95,326	86,710
Inventory	24,466	25,797
Prepaid expenses and other current assets	4,584	5,133
Total current assets	195,556	186,176
Property and equipment:
Plant, machinery and equipment	74,085	74,896
Structural fill site improvements	55,760	55,760
Vehicles	20,523	17,407
Office equipment	1,882	1,623
Buildings and leasehold improvements	262	262
Structural fill sites	7,110	7,110
Construction in progress	6,790	3,488
Total property and equipment	166,412	160,546
Less accumulated depreciation	(78,375)	(71,605)
Property and equipment, net	88,037	88,941
Other assets:
Trade names, net	34,885	34,920
Customer relationships, net	61,925	63,898
Technology, net	1,803	1,853
Non-compete and other agreements, net	144	180
Other intangible assets, net	—	22
Goodwill	74,213	74,213
Other assets	—	891
Deferred tax asset	3,508	2,747
Equity method investments	5,102	5,060
Total assets	$465,173	$458,901

See accompanying notes to condensed consolidated & combined financial statements.

CHARAH SOLUTIONS, INC.
Condensed Consolidated Balance Sheets
(dollars in thousands except per share data)
(Unaudited)

	March 31, 2019	December 31, 2018
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$20,064	$24,821
Billings in excess of costs and estimated earnings	1,052	1,352
Notes payable, current maturities	17,095	23,268
Accrued payroll and bonuses	33,843	15,480
Asset retirement obligation, current portion	15,196	14,704
Purchase option liability, current portion	7,110	10,017
Accrued expenses	21,564	22,473
Other liabilities	471	—
Total current liabilities	116,395	112,115
Long-term liabilities:
Contingent payments for acquisitions	11,281	11,214
Asset retirement obligation, less current portion	9,022	11,361
Line of credit	20,500	19,799
Notes payable, less current maturities	217,302	211,022
Total liabilities	374,500	365,511
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Retained earnings	6,595	9,414
Common Stock, $0.01 par value; 200,000,000 shares authorized; 29,554,588 and 29,082,988 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	296	291
Additional paid-in capital	83,083	82,880
Total stockholders’ equity	89,974	92,585
Non-controlling interest	699	805
Total equity	90,673	93,390
Total liabilities and equity	$465,173	$458,901

See accompanying notes to condensed consolidated & combined financial statements.

CHARAH SOLUTIONS, INC.
Condensed Consolidated & Combined Statements of Operations
(dollars in thousands except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
Revenue	$163,258	$155,529
Cost of sales	147,879	136,430
Gross profit	15,379	19,099
General and administrative expenses	13,985	14,382
Operating income	1,394	4,717
Interest expense, net	(5,052)	(4,131)
Income from equity method investment	554	587
(Loss) income before income taxes	(3,104)	1,173
Income tax provision	(761)	—
Net (loss) income	(2,343)	1,173
Less income attributable to non-controlling interest	476	367
Net (loss) income attributable to Charah Solutions, Inc.	$(2,819)	$806

(Loss) earnings per common share:
Basic	$(0.10)	$0.03
Diluted	$(0.10)	$0.03

Weighted-average shares outstanding used in (loss) earnings per common share:
Basic	29,187,788	23,710,303
Diluted	29,187,788	24,532,003

Pro forma net (loss) income information (see Note 1):
Net (loss) income attributable to Charah Solutions, Inc. before provision for income taxes	$(3,580)	$806
Pro forma provision for income taxes	(761)	202
Pro forma net (loss) income attributable to Charah Solutions, Inc.	$(2,819)	$604

See accompanying notes to condensed consolidated & combined financial statements.

CHARAH SOLUTIONS, INC.
Condensed Consolidated & Combined Statements of Stockholders’ and Members’ Equity
(dollars in thousands)
(Unaudited)

	Charah, LLC and Allied Power Management, LLC Combined				Non-Controlling Interest	Total
	Charah, LLC Members’ Interest	Allied Power Management, LLC Members’ Interest	Retained Earnings	Total
Balance, December 31, 2017	$19,718	$9,687	$18,316	$47,721	$598	$48,319
Net income	—	—	806	806	367	1,173
Share-based compensation - Series C profits interests	110	—	—	110	—	110
Distributions	—	—	—	—	(383)	(383)
Balance, March 31, 2018	$19,828	$9,687	$19,122	$48,637	$582	$49,219

	Charah Solutions, Inc.
	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Retained Earnings	Total	Non-Controlling Interest	Total
Balance, December 31, 2018	29,082,988	$291	$82,880	$9,414	$92,585	$805	$93,390
Net (loss) income	—	—	—	(2,819)	(2,819)	476	(2,343)
Distributions	—	—	—	—	—	(582)	(582)
Share-based compensation expense	—	—	208	—	208	—	208
Shares issued under share-based compensation plans	500,253	5	(5)	—	—	—	—
Shares repurchases	(28,653)	—	—	—	—	—	—
Balance, March 31, 2019	29,554,588	$296	$83,083	$6,595	$89,974	$699	$90,673

See accompanying notes to condensed consolidated & combined financial statements.

CHARAH SOLUTIONS, INC.
Condensed Consolidated & Combined Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
Cash flows from operating activities:
Net (loss) income	$(2,343)	$1,173
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,257	8,431
Amortization of debt issuance costs	171	555
Deferred income tax provision	(761)	—
Loss on sale of assets	527	131
Income from equity method investment	(554)	(587)
Distributions received from equity investment	512	252
Non-cash share-based compensation	208	110
Loss (gain) on interest rate swap	1,362	(1,623)
Interest accreted on contingent earnout liability	67	—
Changes in cash due to changes in:
Trade accounts receivable	(3,086)	(8,116)
Receivable from affiliates	1	(51)
Costs and estimated earnings in excess of billings	(8,616)	(9,222)
Inventory	1,331	(828)
Prepaid expenses and other current assets	549	(87)
Accounts payable	(4,757)	485
Billings in excess of costs and estimated earnings	(300)	(2,807)
Accrued payroll and bonuses	18,363	15,749
Asset retirement obligation	(1,847)	14
Accrued expenses	(909)	646
Net cash provided by operating activities	6,175	4,225

Cash flows from investing activities:
Proceeds from the sale of equipment	470	480
Purchases of property and equipment	(7,140)	(3,373)
Payments for business acquisitions, net of cash received	—	(19,983)
Net cash used in investing activities	(6,670)	(22,876)

	Three Months Ended
	March 31, 2019	March 31, 2018

Cash flows from financing activities:
Net proceeds on line of credit	701	—
Proceeds from long-term debt	3,656	4,976
Principal payments on long-term debt	(3,721)	(4,968)
Payments of offering costs	—	(3,955)
Distributions to non-controlling interest	(582)	(383)
Net cash provided by (used in) financing activities	54	(4,330)
Net decrease in cash	(441)	(22,981)
Cash, beginning of period	6,900	32,264
Cash, end of period	$6,459	$9,283

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$3,358	$5,297
Cash paid during the year for taxes	$—	$—
Non-cash investing and financing transactions
During the three months ended March 31, 2019 and 2018, the Company purchased equipment with seller-provided financing of $0 and $6,975, respectively.

See accompanying notes to condensed consolidated & combined financial statements.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements
(dollars in thousands except per share and unit data)
(Unaudited)
1. Nature of Business and Basis of Presentation
Organization
Charah Solutions, Inc. (together with its subsidiaries, “Charah Solutions,” the “Company,” “we,” “us” or “our”) was formed as a Delaware corporation in January 2018 and did not conduct any material business operations prior to the reorganization transactions described below other than certain activities related to the initial public offering (the “IPO”), which was completed on June 18, 2018. Charah Solutions is a holding company, the sole material assets of which consist of membership interests in Charah Management LLC, a Delaware limited liability company (“Charah Management”), and Allied Power Holdings, LLC, a Delaware limited liability company (“Allied Power Holdings”). Through the Company’s ownership of Charah Management and Allied Power Holdings, the Company owns the outstanding equity interests in Charah, LLC, a Kentucky limited liability company (“Charah”), and Allied Power Management, LLC, a Delaware limited liability company (“Allied”), the subsidiaries through which Charah Solutions operates its businesses. The historical financial data presented herein as of March 31, 2019 and for the periods after the June 18, 2018 corporate reorganization described below is that of Charah and Allied on a consolidated basis, and on a combined basis for the periods prior to the June 18, 2018 corporate reorganization.
Corporate Reorganization
On June 18, 2018, pursuant to the terms of the reorganization transactions completed in connection with the IPO, (i) (a) Charah Holdings LP, a Delaware limited partnership (“Charah Holdings”) owned by Bernhard Capital Partners Management, LP and certain related affiliates (“BCP”), contributed all of its interests in Charah Management and Allied Power Holdings to the Company in exchange for 17,514,745 shares of common stock, (b) CEP Holdings, Inc., a Delaware corporation owned by Charles E. Price and certain affiliates, contributed all of its interests in Charah Management and Allied Power Holdings to the Company in exchange for 4,605,465 shares of common stock, (c) Charah Management Holdings LLC, a Delaware limited liability company (“Charah Management Holdings”), contributed all of its interests in Charah Management and Allied Power Holdings to the Company in exchange for 907,113 shares of common stock and (d) Allied Management Holdings, LLC, a Delaware limited liability company (“Allied Management Holdings”), contributed all of its interests in Charah Management and Allied Power Holdings to the Company in exchange for 409,075 shares of common stock; (ii) each of Charah Management Holdings and Allied Management Holdings distributed the shares of common stock received by them pursuant to clause (i) above to their respective members in accordance with the respective terms of their limited liability company agreements; and (iii) Charah Holdings distributed a portion of the shares of common stock it received in clause (i) above to certain direct and indirect blocker entities which ultimately merged into the Company, with the Company surviving, and affiliates of BCP received shares of common stock as consideration in the mergers.
Description of Business Operations
The Company is a leading provider of mission-critical environmental and maintenance services to the power generation industry, enabling our customers to address challenges related to the remediation of ash ponds and landfills at open and closed power plant sites while continuously operating and providing necessary electric power to communities nationwide. We offer a suite of coal ash management and recycling, environmental remediation and outage maintenance services. The Company also designs and implements solutions for complex environmental projects (such as coal ash pond closures) and facilitates coal ash recycling through byproduct sales and other beneficial use services. The Company has corporate offices in Kentucky, Louisiana and North Carolina, and principally operates in the eastern and mid-central United States.
Under the Jumpstart Our Business Startups Act (the “JOBS Act”), the Company meets the definition of an “emerging growth company,” which allows the Company to have an extended transition period for complying with new or revised financial accounting standards pursuant to Section 107(b) of the JOBS Act. The Company intends to take advantage of all of the reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards under Section 107 of the JOBS Act until the Company is no longer an emerging growth company. Among other things, we are not required to provide an auditor attestation report on the assessment of the internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002 and our disclosure obligations regarding executive compensation may be reduced. We may take advantage of these provisions until the last day of our fiscal year following the fifth anniversary of the IPO, or December 31, 2023. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenue exceeds $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements, continued
(dollars in thousands except per share and unit data)
(Unaudited)

Basis for Presentation
The Company’s fiscal year ends December 31. The accompanying unaudited condensed consolidated and combined financial statements include the assets, liabilities, stockholders’ and members’ equity, and results of operations of the Company and its consolidated and combined subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.
The accompanying unaudited condensed consolidated and combined financial statements have been prepared in accordance with rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, which consist of normal recurring adjustments. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. The accompanying unaudited condensed consolidated and combined financial statements should be read in conjunction with the audited consolidated and combined financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2018.
Unaudited Pro Forma Income Information
The unaudited pro forma income information gives effect to the corporate reorganization that occurred in connection with the closing of the IPO and the resulting legal entity of Charah Solutions, which is incorporated as a “C” Corporation. Prior to the corporate reorganization, the holding companies for Charah and Allied were limited liability companies and generally not subject to income taxes. The pro forma net income, therefore, includes an adjustment for income tax expense as if the holding companies for Charah and Allied had been “C” Corporations for all periods presented at an assumed combined federal, state and local effective income tax rate of 25% for the periods from January 1, 2018 through June 17, 2018, plus the actual tax expense for the periods after June 18, 2018. These rates approximate the calculated statutory tax rate for each period.
2. Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The core principle of Accounting Standards Codification (“ASC”) Topic 606 is to recognize revenues when a customer obtains control of a good or service, in an amount that reflects the consideration to which an entity is expected to be entitled for those goods or services. Additionally, this ASU requires enhanced qualitative and quantitative disclosures regarding customer contracts. This ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a full retrospective transition method or a modified retrospective with cumulative effect transition method.
To assess the impact of this ASU, we utilized internal resources to lead the implementation effort and supplemented them with external resources. The Company’s adoption activities were performed over three phases: (i) assessment, (ii) design and (iii) implementation using a cross-functional team that included accounting, operational and information technology personnel.
Based on our work to date, we believe we have identified all material contract types, revenues and costs that may be impacted by implementing ASC Topic 606. Generally, the Company believes the majority of its contracts will have similar performance obligations under ASC Topic 606 as compared with the units of account previously identified. We have identified certain contracts where the timing of revenue recognition will change under ASC Topic 606. Prior to the adoption of ASC Topic 606, revenue recorded for certain contracts with fluctuating rates per unit matched the amount that was billed to the customer. In accordance with ASC Topic 606, for contracts with fluctuating rates per unit that are not directly related to changes in the Company’s effort to perform under the contract, the Company will recognize revenue based on the stand-alone selling price per unit, calculated as the average rate per unit over the term of those contractual rates. This accounting treatment will at times create a contract asset or liability for the difference between the revenue recognized and the amount billable/billed to the customer.
As a calendar year-end emerging growth company that has elected to take advantage of the extended transition period for complying with new or revised financial accounting standards, we are required to adopt the new revenue standard for annual periods beginning on January 1, 2019, and for interim periods within annual periods beginning on January 1, 2020. Accordingly, the interim periods within the year ending December 31, 2019 will be reported under the existing revenue standard, ASC Topic 605, while the annual period for the year ending December 31, 2019 will be reported under ASC Topic 606. For the annual period for the year ending December 31, 2019, we will apply the requirements of ASC Topic 606 to all contracts using the modified retrospective with cumulative effect transition method. Accordingly, we will recognize the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings for the year ending December 31, 2019.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements, continued
(dollars in thousands except per share and unit data)
(Unaudited)

The comparative information will not be restated and will continue to be reported under the accounting standards in effect for the comparative periods. Based upon our assessment of the impact of the adoption of ASC Topic 606, we estimate a decrease of approximately $300 to the opening balance of retained earnings as of January 1, 2019, with an associated decrease in the contract asset balance “costs and estimated earnings in excess of billings.”
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), requiring all leases to be recognized on the balance sheet as a right-of-use asset and a lease liability, unless the lease is a short-term lease (generally a lease with a term of 12 months or less). At the commencement date of the lease, the Company will recognize: (i) a lease liability for the Company’s obligation to make payments under the lease agreement, measured on a discounted basis; and (ii) a right-of-use asset that represents the Company’s right to use, or control the use of, the specified asset for the lease term. This ASU originally required recognition and measurement of leases at the beginning of the earliest period presented using a modified retrospective transition method.  In July 2018, the FASB issued ASU No. 2018-11, which provided an additional (and optional) transition method that permits application of this ASU at the adoption date with recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This ASU will be effective for the Company for the year ending December 31, 2020, with early adoption permitted.  The Company has not yet selected a transition method and is currently evaluating the effect that the adoption of this ASU will have on its consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. This ASU addresses specific cash flow issues, including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, and proceeds from the settlement of insurance claims. This ASU is effective for the Company for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Company is currently evaluating the effect that the adoption of this ASU will have on its consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230). This ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Upon adopting this ASU, amounts generally described as restricted cash or restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the consolidated statement of cash flows. ASU No. 2016-18 is effective for the Company for interim and annual periods beginning after December 15, 2018. The Company adopted ASU No. 2016-18 effective January 1, 2019, with retrospective application to our consolidated and combined statements of cash flows so that the consolidated and combined statements of cash flows present a reconciliation of the changes in cash and cash equivalents and restricted cash. The adoption of this ASU did not have a material impact to our consolidated financial statements. As a result of this retrospective adoption, the amount of cash and cash equivalents previously presented in the consolidated and combined statements of cash flows increased by $3,358 to reflect the inclusion of restricted cash in the amount reported for changes in cash, cash equivalents and restricted cash as of beginning and end of the period for the period from January 1, 2017 through January 12, 2017 and as of beginning of the period for the period from January 13, 2017 through December 31, 2017.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the measurement of goodwill impairment by eliminating the requirement that an entity compute the implied fair value of goodwill based on the fair values of its assets and liabilities to measure impairment. Instead, goodwill impairment will be measured as the difference between the fair value of the reporting unit and the carrying value of the reporting unit. This ASU also clarifies the treatment of the income tax effect of tax-deductible goodwill when measuring goodwill impairment loss. The Company will be required to adopt ASU No. 2017-04 annual and any interim impairment tests for the periods beginning after December 15, 2019. ASU No. 2017-04 must be applied prospectively, with early adoption permitted. The Company is currently evaluating the effect that the adoption of this ASU will have on its consolidated financial statements.
3. Business Combination
On March 30, 2018, Charah Management completed a transaction with SCB Materials International, Inc. and affiliated entities (“SCB”), a previously unrelated third party, pursuant to which Charah acquired certain assets and liabilities of SCB for a purchase price of $35,000, with $20,000 paid at closing and $15,000 to be paid over time in conjunction with certain performance metrics. The contract also contained various mechanisms for a working capital true-up. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. As of March 31, 2019, the allocation of purchase price for the acquisition is final (as summarized below) with the recognized goodwill allocated to the Environmental Solutions segment. The total amount of goodwill deductible for tax purposes is $2,025.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements, continued
(dollars in thousands except per share and unit data)
(Unaudited)

In November 2018, the $15,000 to be paid over time was reduced by $3,300. The present value of the future payments using a discount rate of 2.50% was determined to be $11,014. The Company expects the future payments to occur in 2020 and beyond. The allocation of purchase price for the acquisition has been reflected in the table below.

Cash acquired	$17
Net working capital, excluding cash	21,255
Property, plant and equipment	5,300
Trade name intangible assets	694
Customer relationship intangible assets	742
Technology	1,972
Non-compete and other agreements	289
Goodwill	745
Total purchase price	$31,014
No revenue or earnings from the acquired business were included in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2018.
The following unaudited information presents the pro forma consolidated revenue and net (loss) income for the three months ended March 31, 2019 and 2018 as if the acquisition had been included in the consolidated results of operations beginning January 1, 2017.

	Three Months Ended
	March 31, 2019	March 31, 2018
Pro forma revenue	$163,258	$172,352
Pro forma net (loss) income attributable to Charah Solutions, Inc.	(2,819)	1,467
The above unaudited pro forma results have been calculated by combining the historical results of the Company and the acquired business as if the acquisition had occurred as of the beginning of the fiscal year prior to the acquisition date, and then adjusting the income tax provisions as if they had been calculated based on the consolidated and combined results. The pro forma results include estimates for additional depreciation related to the fair value of property, plant and equipment and intangible asset amortization.
The pro forma results reflect the elimination of $413 of direct acquisition costs that were incurred in the three months ended March 31, 2018 (since for purposes of the pro forma presentation they have been reflected in 2017 instead of in 2018). For all periods presented, historical depreciation and amortization expense of the acquired business was adjusted to reflect the acquisition date fair value amounts of the related tangible and intangible assets. No other material pro forma adjustments were deemed necessary, either to conform the acquisition to the Company’s accounting policies or for any other situation. The pro forma information is not necessarily indicative of the results that would have been achieved had the transactions occurred on the date indicated or that may be achieved in the future.
4. Equity Method Investments
Charah has an investment in a company that provides ash management and remarketing services to the electric utility industry. Charah accounts for its investment under the equity method of accounting because Charah has significant influence over the financial and operating policies of the company. Charah had a receivable due from the equity method investment of $200 and $108 at March 31, 2019 and December 31, 2018, respectively.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements, continued
(dollars in thousands except per share and unit data)
(Unaudited)

Summarized balance sheet information of our equity method investment entity is as follows:

	March 31, 2019	December 31, 2018
Current assets	$2,581	$2,619
Noncurrent assets	480	508
Total assets	$3,061	$3,127
Current liabilities	457	607
Equity of Charah	5,102	5,060
Equity of joint venture partner	(2,498)	(2,540)
Total liabilities and members’ equity	$3,061	$3,127
Summarized financial performance of our equity method investment entity is as follows:

	Three Months Ended
	March 31, 2019	March 31, 2018
Revenues	$2,220	$2,365
Net income	$1,108	$1,175
Charah Solutions’ share of net income	$554	$587
The following table reflects our proportional ownership activity in our investment account:

	Three Months Ended
	March 31, 2019	March 31, 2018
Opening balance	$5,060	$5,006
Distributions	(512)	(252)
Share of net income	554	587
Equity investment acquired	—	611
Closing balance	$5,102	$5,952

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements, continued
(dollars in thousands except per share and unit data)
(Unaudited)

5. Goodwill and Intangible Assets
The Company’s goodwill and intangible assets consist of the following:

	March 31, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangibles
Customer relationships	$78,942	$(17,017)	$78,942	$(15,044)
Technology	2,003	(200)	2,003	(150)
Non-compete and other agreements	289	(145)	289	(109)
SCB trade name	694	(139)	694	(104)
Rail easement	110	(110)	110	(88)
Total	$82,038	$(17,611)	$82,038	$(15,495)

Indefinite-lived intangibles
Charah trade name	$34,330		$34,330
Goodwill	74,213		74,213
Total	$108,543		$108,543
Definite-Lived Intangible Assets
As of March 31, 2019 and December 31, 2018, definite-lived intangible assets included customer relationships, technology, non-compete and other agreements, SCB trade name (see Note 3) and a rail easement. These assets are amortized on a straight-line basis over their estimated useful lives as shown in the table below. Amortization expense was $2,116 and $1,960 during the three months ended March 31, 2019 and 2018, respectively.

Definite-Lived Intangible Asset	Useful Life
Customer relationships	10 years
Technology	10 years
Non-compete and other agreements	2 years
SCB trade name	5 years
Rail easement	2 years
Goodwill and Indefinite-Lived Intangible Assets
Goodwill represents the excess purchase price over the fair value of the net assets acquired in a business combination. Our goodwill included in the unaudited condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018 was $74,213. Our intangible assets as of March 31, 2019 and December 31, 2018 include a trade name valued at $34,330 that is considered to have an indefinite life.
Goodwill and indefinite-lived intangible assets are not amortized, but instead are tested for impairment annually or more often if events or changes in circumstances indicate that the fair value of the asset may have decreased below its carrying value.
We perform our impairment test effective October 1st of each year. Each quarter, we evaluate if there are any indicators of impairment, and we determined there were no indicators of impairment at March 31, 2019 and 2018.
6. Credit Agreement
On September 21, 2018, we entered into a credit agreement (the “Credit Facility”) by and among us, the lenders party thereto from time to time and Bank of America, as administrative agent. The Credit Facility includes:
•a revolving loan not to exceed $50,000 (the “Revolving Loan”);

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements, continued
(dollars in thousands except per share and unit data)
(Unaudited)

•a term loan of $205,000 (the “Term Loan”); and
•a commitment to loan up to a further $25,000, which expires in March 2020.
All amounts associated with the Revolving Loan and the Term Loan under the Credit Facility mature in September 2023. The interest rates per annum applicable to the loans under the Credit Facility are based on a fluctuating rate of interest measured by reference to, at our election, either (i) the Eurodollar rate, currently the London Inter-bank Offered Rate (“LIBOR”), or (ii) an alternative base rate. Various margins are added to the interest rate based upon our consolidated net leverage ratio. Customary fees are payable in respect of the Credit Facility and include (i) commitment fees (ranging from 0.25% to 0.35%, based upon our consolidated net leverage ratio) for unused portions of the Credit Facility and (ii) fees on outstanding letters of credit (ranging from 1.30% to 2.10%, based upon our consolidated net leverage ratio). Amounts borrowed under the Credit Facility are secured by essentially all assets of the Company.
The Credit Facility contains various representations and warranties, and restrictive covenants that, among other things and subject to specified exceptions, restrict the ability of us and our restricted subsidiaries to grant liens, incur indebtedness (including guarantees), make investments, engage in mergers and acquisitions, make dispositions of assets, make restricted payments or change the nature of our or their business. The Credit Facility contains financial covenants related to the consolidated net leverage ratio and the fixed charge coverage ratio (of 1.20 to 1.00). We are required to comply with a consolidated net leverage ratio of 3.75 to 1.00 through March 30, 2020, decreasing to 3.50 to 1.00 as of March 31, 2020, further decreasing to 3.25 to 1.00 as of March 31, 2021 and finally decreasing to 3.00 to 1.00 as of March 31, 2022 and thereafter.
As of March 31, 2019, we were in compliance with all covenants related to the Credit Facility. As of March 31, 2019, our consolidated net leverage ratio was 2.79 to 1.00 and our fixed charge coverage ratio was 2.27 to 1.00. Management evaluated its future compliance with these financial covenants using management's most recent financial forecast. Based on this evaluation, management believes the Company will continue to remain in compliance with these covenants. Management’s forecast does not anticipate existing operations incurring material unexpected losses, new work awards being materially delayed, or delay in the receipt of payment from our customer related to the early completion of the Brickhaven contract. If these or other unanticipated headwinds in our business occur, the Company could be required to amend or obtain a waiver from the Administrative Agent to remain in compliance with such covenants, although there is no assurance that we could obtain such amendment or waiver.
The Credit Facility also contains certain affirmative covenants, including reporting requirements, such as delivery of financial statements, certificates and notices of certain events, maintaining insurance and providing additional guarantees and collateral in certain circumstances.
The Credit Facility includes customary events of default, including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross default to certain other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of guarantees or security interests, material judgments and change of control.
The Revolving Loan provides a principal amount of up to $50,000, reduced by outstanding letters of credit ($11,980 outstanding as of March 31, 2019). As of March 31, 2019, $20,500 was outstanding on the Revolving Loan.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements, continued
(dollars in thousands except per share and unit data)
(Unaudited)

7. Notes Payable
The following table summarizes the major components of debt at each balance sheet date and provides maturities and interest rate ranges for each major category as of March 31, 2019:

	March 31, 2019	December 31, 2018
Various equipment notes entered into in November 2017, payable in monthly installments ranging from $5 to $24, including interest at 5.2%, maturing in December 2022 through December 2023. The notes are secured by equipment with a net book value of $3,852 as of March 31, 2019.	$4,701	$4,949
Various equipment notes entered into in 2018, payable in monthly installments ranging from $1 to $39, including interest ranging from 5.61% to 6.80%, maturing in March 2023 through May 2025. The notes are secured by equipment with a net book value of $11,269 as of March 31, 2019.	11,838	12,293
In June 2018, the Company entered into a $12,000 convertible, non-revolving credit note with a bank. The credit note converted to a term loan on April 10, 2019, with a maturity date of April 10, 2024. Interest on borrowings prior to the conversion date was calculated using a floating rate equal to 2% in excess of LIBOR. Beginning with the conversion date, interest is calculated, at the Company’s election, either based on the aforementioned rate or at a fixed rate equal to 2% in excess of the five-year Swap Rate in effect at the conversion date. The note is secured by equipment with a net book value of $11,333 as of March 31, 2019.
	11,955	8,299
A $10,000 equipment line with a bank, entered into in December 2017, secured by all equipment purchased with the proceeds of the loan. Interest is calculated on any outstanding amounts using a fixed rate of 4.5%. The equipment line converted to a term loan in September 2018, with a maturity date of June 22, 2023. The note is secured by equipment with a net book value of $7,925 as of March 31, 2019.	9,109	9,563
The Term Loan entered into in September 2018 as part of the Credit Facility (see Note 6). The interest rate applicable to the Term Loan is based on a fluctuating rate of interest measured by reference to, at the Company’s election, either (i) the Eurodollar rate, currently LIBOR, or (ii) an alternative base rate (see Note 6). Principal payments of $2,563 are required quarterly through September 2020, $3,844 through September 2022 and $5,125 through September 2023. The remaining outstanding amounts will be due in September 2023. The loan is secured by substantially all of the assets of the Company, and is subject to certain financial covenants.
	199,875	202,438
Total	237,478	237,542
Less debt issuance costs	(3,081)	(3,252)
	234,397	234,290
Less current maturities	(17,095)	(23,268)
Notes payable due after one year	$217,302	$211,022
8. Interest Rate Swap
In order to manage interest rate risk in a cost-efficient manner, the Company entered into an interest rate swap during 2017 whereby the Company agreed to exchange with the counterparty, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to a notional amount. The interest rate swap is not designated for hedge accounting. The change in fair value of the interest rate swap is immediately recognized in earnings, within interest expense.
     As of both March 31, 2019 and December 31, 2018, the notional amount of the interest rate swap was $150,000. A fair value liability of $471 was recorded within other liabilities in the unaudited condensed consolidated balance sheet as of March 31, 2019 and a fair value asset of $891 was recorded within other assets in the unaudited condensed consolidated balance sheet as of December 31, 2018. The total amount of loss included in interest expense in the unaudited condensed consolidated statement of

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements, continued
(dollars in thousands except per share and unit data)
(Unaudited)

operations for the three months ended March 31, 2019 was $1,362 and the total amount of gain subtracted from interest expense in the unaudited condensed combined statement of operations for the three months ended March 31, 2018 was $1,623.
9. Costs and Estimated Earnings on Uncompleted Contracts
Costs and estimated earnings on uncompleted contracts are as follows:

	March 31, 2019	December 31, 2018
Costs incurred on uncompleted contracts	$345,763	$314,700
Estimated earnings	96,935	96,176
Total costs and estimated earnings	442,698	410,876
Less billings to date	(348,424)	(325,518)
Costs and estimated earnings in excess of billings	$94,274	$85,358
The net balance in process classified on the unaudited condensed consolidated balance sheets is as follows:

	March 31, 2019	December 31, 2018
Costs and estimated earnings in excess of billings	$95,326	$86,710
Billings in excess of costs and estimated earnings	(1,052)	(1,352)
Net balance in process	$94,274	$85,358
Anticipated losses on long-term contracts are recognized when such losses become evident. As of March 31, 2019 and December 31, 2018, accruals for anticipated losses on long-term contracts were $1,140 and $677, respectively.
10. Stock/Unit-Based Compensation
The Limited Liability Company Agreement for Charah Management provided for the issuance of up to 1,000 Series C profits interests (the “Charah Series C Profits Interests”). In 2017, Charah Management adopted the Charah Series C Profits Interest Plan and issued 650 of such units to employees. The Charah Series C Profits Interests participated in distributions to Charah members based on specified rates of return being realized on the Charah Management LLC Series A Membership Interests and the Charah Management LLC Series B Membership Interests. The Charah Series C Profits Interest Plan is no longer in place following our corporate reorganization and related IPO. The Charah Series C Profits Interests would have vested ratably in each of the first five anniversaries of their grant date with vesting accelerated upon a change of control. There were 540 Charah Series C Profits Interests unvested at June 18, 2018, which were canceled as a result of the corporate reorganization that occurred upon the closing of the IPO (see further discussion below). The Charah Series C Profits Interests were valued based upon a contingent claims analysis to allocate the total implied equity value as of the valuation date amongst the various equity securities classes, with breakpoints estimated considering relative seniority, liquidation preferences and conversion features. An assumed volatility of 30% based upon a comparable public company analysis was used in the determination of fair value. The weighted–average grant date fair value of the Charah Series C Profits Interests granted during 2017 was $3,198 per unit, resulting in $2,100 of total compensation costs, which was expected to vest over five years. During the three months ended March 31, 2019 and 2018, compensation expense of $0 and $110, respectively, was recognized related to the Charah Series C Profits Interests.
The Limited Liability Company Agreement for Allied provided for the issuance of up to 1,000 Series C profits interests (the “Allied Series C Profits Interests”). In 2017, Allied adopted the Allied Series C Profits Interest Plan and issued 550 of such units to employees. The Allied Series C Profits Interests participated in distributions to Allied members based on specified rates of return being realized on the Allied Power Management, LLC Series A Membership Interests and the Allied Power Management, LLC Series B Membership Interests. The Allied Series C Profits Interest Plan is no longer in place following our corporate reorganization and related IPO. The Allied Series C Profits Interests vested immediately upon grant. The Allied Series C Profits Interests were valued based upon a contingent claims analysis to allocate the total implied equity value as of the valuation date amongst the various equity securities classes, with breakpoints estimated considering relative seniority, liquidation preferences and conversion features. An assumed volatility of 32.5% based upon a comparable public company analysis was used in the determination of fair value. The weighted-average grant date fair value of the Allied Series C Profits Interests granted during 2017

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements, continued
(dollars in thousands except per share and unit data)
(Unaudited)

was $69 per unit. No compensation expense was recognized during the three months ended March 31, 2019 and 2018 related to the Allied Series C Profits Interests.
In connection with the corporate reorganization that occurred upon the closing of the IPO, the holders of the Charah Series C Profits Interests and the Allied Series C Profits Interests received 1,215,956 shares of common stock (the “Management Reorganization Consideration”) in exchange for the contribution to the Company of their Charah Series C Profits Interests and Allied Series C Profits Interests. Of these shares, 303,993 vested immediately and 911,963 are subject to time-based vesting conditions, as well as performance vesting conditions, based on specified EBITDA targets and achievement of certain safety metrics, which will be determined at a future date. In addition, 272,708 shares of common stock were issued under the Charah Solutions, Inc. 2018 Omnibus Incentive Plan (the “2018 Plan”) (see further discussion below). Of these shares, 68,176 vested immediately and 204,532 are subject to the same time-based vesting conditions and performance vesting conditions as the shares issued in accordance with the Management Reorganization Consideration. The fair value of the awards was calculated initially as $12 per share, and will be updated thereafter for changes at each reporting period until the performance targets are approved by the Company’s board of directors. The fair value of the awards is recognized over the required service period for each grant. As of March 31, 2019, 500,253 of the shares subject to time-based and performance vesting conditions were vested.
Upon the closing of the IPO, the board of directors of the Company adopted the 2018 Plan, pursuant to which employees, consultants and directors of the Company and its affiliates, including named executive officers, are eligible to receive awards. The 2018 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, bonus stock, dividend equivalents, other stock-based awards, substitute awards, annual incentive awards and performance awards intended to align the interests of participants with those of Company stockholders. The Company has reserved 3,006,582 shares of common stock for issuance under the 2018 Plan, and all future equity awards described above will be issued pursuant to the 2018 Plan. In June 2018, the Company issued 44,198 shares under the 2018 Plan that vest after one year. The fair value of the awards was calculated as $12 per share, which will be recognized over the one-year vesting period. In August 2018, the Company issued 45,004 shares under the 2018 Plan that vest after one year. The fair value of the awards was calculated as $7.67 per share, which will be recognized over the one-year vesting period. As of March 31, 2019, none of the shares were vested.
A summary of the Company’s restricted stock awards activity for the three months ended March 31, 2019 is as follows:

	Shares	Weighted-Average Fair Value	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2018	1,198,703	$11.84	0.77	$10,009
Granted	—	—
Forfeited	(157,036)	12.00
Vested	(500,253)	9.80
Outstanding as of March 31, 2019	541,414	$10.04	1.11	$3,465
During the three months ended March 31, 2019 and 2018, $208 and $0 of compensation expense, respectively, was recognized related to the shares issued in accordance with the Management Reorganization Consideration and the 2018 Plan. As of March 31, 2019, total unrecognized stock-based compensation expense related to non-vested awards, net of estimated forfeitures, was approximately $1,124, and is expected to be recognized over a weighted-average period of approximately 1.16 years. The total fair value of awards vested for the three months ended March 31, 2019 was $5,306.
11. Commitments and Contingencies
We are party to a lawsuit filed against North Carolina by an environmental advocacy group alleging that the issuance by the state of certain permits associated with our Brickhaven clay mine reclamation site exceeded the state’s power. Although the state’s authority to issue the bulk of the permits (i.e., the allowance to reclaim the original site with coal ash) was upheld, the portion of the permits that allows us to “cut and prepare” an additional portion of the site was held by the North Carolina Superior Court to exceed the relevant agency’s statutory authority. The North Carolina Superior Court’s decision was reversed and remanded back to the North Carolina Office of Administrative Hearing. A court stay expired on April 5, 2019. A new case schedule is expected

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements, continued
(dollars in thousands except per share and unit data)
(Unaudited)

to be issued soon.
Allied and its affiliate, Allied Power Resources, LLC, have been named in a collective action lawsuit filed in the U.S. District Court for the Northern District of Illinois, alleging violations of the Fair Labor Standards Act, and which includes related class claims alleging violations of the Illinois Minimum Wage Law and the Pennsylvania Minimum Wage Act for failure to pay overtime.  This case is one of a series filed against companies in the oil, gas and energy industries in Illinois and Texas. The parties mediated this case in November 2018 and reached a settlement, contingent upon court approval. With respect to such settlement, the parties are currently negotiating the settlement agreement and related documents to be submitted to the court for approval.
In addition to the above matters, we are from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. With respect to all such lawsuits, claims and proceedings, we record reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. Although it is difficult to predict the ultimate outcome of these lawsuits, claims and proceedings, we do not believe that the ultimate disposition of any of these matters, individually or in the aggregate, would have a material adverse effect on our results of operations, financial position or cash flows. We maintain liability insurance for certain risks that is subject to certain self-insurance limits.
We believe amounts previously recorded are sufficient to cover any liabilities arising from the proceedings with all outstanding legal claims. Except as reflected in such accruals, we are currently unable to estimate a range of reasonably possible loss, or a range of reasonably possible loss in excess of the amount accrued, for outstanding legal matters.
12. Business Segment and Related Information
The Company has identified the following reportable segments, Environmental Solutions and Maintenance and Technical Services, as each met the quantitative threshold of generating revenues equal to or greater than 10% of the combined revenue of all operating segments.
The accounting policies applied to determine the segment information are the same as those described under “Critical Accounting Policies and Estimates” in the Annual Report on Form 10-K for the year ended December 31, 2018. Management evaluates the performance of each segment based on segment gross profit, which is calculated as revenues less cost of sales. For the three months ended March 31, 2019 and 2018, there were no intersegment revenues or other intersegment transactions. Segment assets are also evaluated by management based on each segment’s investment in property and equipment. Assets (other than property and equipment and goodwill) are not allocated to segments.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements, continued
(dollars in thousands except per share and unit data)
(Unaudited)

Summarized financial information with respect to the reportable segments is as follows:

Three Months Ended March 31, 2019	Environmental Solutions	Maintenance and Technical Services	All Other	Total
Segment revenue	$58,383	$104,875	$—	$163,258
Segment gross profit	8,267	7,112	—	15,379
Segment depreciation and amortization expense	2,314	1,954	1,989	6,257
Expenditures for segment assets	3,771	3,369	—	7,140

Three Months Ended March 31, 2018	Environmental Solutions	Maintenance and Technical Services	All Other	Total
Segment revenue	$47,785	$107,744	$—	$155,529
Segment gross profit	12,469	6,630	—	19,099
Segment depreciation and amortization expense	5,410	1,029	1,992	8,431
Expenditures for segment assets	1,242	2,131	—	3,373

As of March 31, 2019	Environmental Solutions	Maintenance and Technical Services	All Other	Total
Segment property and equipment, net	$47,527	$40,226	$284	$88,037
Segment goodwill	57,591	16,622	—	74,213

As of December 31, 2018	Environmental Solutions	Maintenance and Technical Services	All Other	Total
Segment property and equipment, net	$47,467	$41,155	$319	$88,941
Segment goodwill	57,591	16,622	—	74,213
The following is a reconciliation of segment gross profit to net (loss) income:

	Three Months Ended
	March 31, 2019	March 31, 2018
Segment gross profit	$15,379	$19,099
General and administrative expenses	(13,985)	(14,382)
Interest expense, net	(5,052)	(4,131)
Income from equity method investment	554	587
Income tax provision	761	—
Net (loss) income	$(2,343)	$1,173

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements, continued
(dollars in thousands except per share and unit data)
(Unaudited)

The following is a reconciliation of segment assets to total assets:

	As of March 31, 2019	As of December 31, 2018
Segment property and equipment, net	$88,037	$88,941
Segment goodwill	74,213	74,213
Non-segment assets	302,923	295,747
Total assets	$465,173	$458,901
Summarized financial information with respect to the types of revenue recognized is as follows:

Three Months Ended March 31, 2019	Products	Percentage of Completion	Services	Total
Revenue	$22,512	$26,911	$113,835	$163,258

Three Months Ended March 31, 2018	Products	Percentage of Completion	Services	Total
Revenue	$4,165	$37,682	$113,682	$155,529
13. Income Taxes
The Company’s income tax provision for the three months ended March 31, 2019 was $761. For the three-month period ended March 31, 2018, the Company had no income tax benefit or expense as its subsidiaries previously operated as partnerships for income tax purposes and their income was taxed to their owners.
The Company’s effective income tax rate for the three months ended March 31, 2019 was 24.52%. The effective income tax rate includes the effect of state income taxes, nondeductible items and benefits for noncontrolling interests. The difference between income taxes computed at the federal statutory rate of 21% and statutory state rates and the reported income taxes for the three months ended March 31, 2019 was primarily due to the impact of income attributable to the non-controlling interest, which is not subject to income tax at the Company level, and the impact of nondeductible items.
The Company evaluates its effective income tax rate at each interim period and adjusts it accordingly as facts and circumstances warrant. The determination of the annual estimated effective income tax rate at each interim period requires certain estimates and judgments including, but not limited to, the expected operating income for the year, estimated permanent differences between book and tax amounts, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur and additional information is obtained.
At March 31, 2019, deferred tax assets, net of deferred tax liabilities, was $3,508. No valuation allowance has been recorded for the deferred tax assets as the Company has determined that it is more likely than not that the tax benefits related to the deferred tax assets will be realized. A valuation allowance is recorded if it is more likely than not that a portion of the Company’s deferred tax assets will not be realized. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance on its deferred tax assets.
14. (Loss) Earnings Per Share
Basic (loss) earnings per share is computed by dividing net (loss) income attributable to the Company’s stockholders by the weighted-average number of shares outstanding during the period. Diluted (loss) earnings per share reflects all potential dilutive ordinary shares outstanding during the period and is computed by dividing net (loss) income attributable to the Company’s stockholders by the weighted-average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities. For the periods prior to the IPO, the average number of ordinary shares outstanding used to calculate basic and diluted (loss) earnings per share was based on the ordinary shares that were outstanding at the time of the IPO.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements, continued
(dollars in thousands except per share and unit data)
(Unaudited)

As a result of the net loss per share for the three months ended March 31, 2019, the inclusion of all potentially dilutive shares would be anti-dilutive. Therefore, dilutive shares (in thousands) of 991 were excluded from the computation of the weighted-average shares for diluted net loss per share for the three months ended March 31, 2019.
Basic and diluted (loss) earnings per share is determined using the following information:

	Three Months Ended
	March 31, 2019	March 31, 2018
Numerator:
Net (loss) income attributable to Charah Solutions, Inc.	$(2,819)	$806

Denominator (in thousands):
Weighted-average shares outstanding	29,188	23,710
Dilutive share-based awards	—	822
Total weighted-average shares outstanding, including dilutive shares	29,188	24,532

Basic (loss) earnings per share	$(0.10)	$0.03
Diluted (loss) earnings per share	$(0.10)	$0.03

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the historical financial statements and related notes included in “Item 1. Financial Statements” of this Quarterly Report. This discussion contains “forward‑looking statements” reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward‑looking statements due to a number of factors. Factors that could cause or contribute to such differences include, but are not limited to, capital expenditures, economic and competitive conditions, and regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this Quarterly Report. Please read “Cautionary Note Regarding Forward‑Looking Statements” included elsewhere in this Quarterly Report. Except as otherwise required by applicable law, we assume no obligation to update any of these forward‑looking statements.
Our Predecessor and Charah Solutions, Inc.
Charah Solutions, Inc. (together with its subsidiaries, “Charah Solutions,” the “Company,” “we,” “us” or “our”) was formed as a Delaware corporation in January 2018 and did not conduct any material business operations prior to the reorganization transactions described below under “—Initial Public Offering” other than certain activities related to the initial public offering (the “IPO”), which was completed on June 18, 2018. In connection with the closing of the IPO and pursuant to the terms and conditions of the master reorganization agreement dated June 13, 2018, Charah Management LLC, a Delaware limited liability company (“Charah Management”), and Allied Power Holdings, LLC, a Delaware limited liability company (“Allied Power Holdings”), became wholly owned subsidiaries of us.
Through our ownership of Charah Management and Allied Power Holdings, we own the outstanding equity interests in Charah, LLC, a Kentucky limited liability company (“Charah”), and Allied Power Management, LLC, a Delaware limited liability company (“Allied”), the subsidiaries through which we operate our businesses.
Overview
We were formed in January 2018 in anticipation of the IPO to be a holding company for Charah Management and Allied Power Holdings. The historical financial data presented herein as of March 31, 2019 and for the periods after the June 18, 2018 corporate reorganization is that of Charah and Allied on a consolidated basis, and on a combined basis for the periods prior to the June 18, 2018 corporate reorganization. Allied was formed in May 2017 and did not commence operations until July 2017.
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
Environmental Solutions. Our Environmental Solutions segment includes remediation and compliance services, as well as byproduct sales offerings. Remediation and compliance services are associated with our customers’ need for multi-year environmental improvement and sustainability initiatives, whether driven by proactive engagement, by power generation customers, by regulatory requirements or by consumer expectations and standards. Byproduct sales support both our power generation customers’ desire to profitably recycle recurring and historic volumes of coal combustion residuals and our ultimate end customers’ need for high-quality, cost-effective raw material substitutes.
Maintenance and Technical Services. Our Maintenance and Technical Services segment includes fossil services and, from and after May 2017 when Allied was created, nuclear services. Fossil services are the recurring and mission-critical management of coal ash and the routine maintenance, outage services, facility maintenance and staffing solutions for coal-fired power generation facilities. Nuclear services, which we market under the Allied Power brand name, include routine maintenance, outage services, facility maintenance and staffing solutions for nuclear power generation facilities. The Maintenance and Technical Services segment offerings are most closely associated with the ongoing operations of power plants, whether in the form of daily environmental management or required maintenance services (typically during planned outages).

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
•Revenues;
•Gross Profit;
•Operating Income;
•Adjusted EBITDA; and
•Adjusted EBITDA Margin.
Revenues
We analyze our revenues by comparing actual revenues to our internal projections for a given period and to prior periods to assess our performance. We believe that revenues are a meaningful indicator of the demand and pricing for our services.
Gross Profit
We analyze our gross profit, which we define as revenues less cost of sales, to measure our financial performance. We believe that gross profit is a meaningful metric because it provides insight on financial performance of our revenue streams without consideration of company overhead. When analyzing gross profit, we compare actual gross profit to our internal projections for a given period and to prior periods to assess our performance.
Operating Income
We analyze our operating income, which we define as revenues less cost of sales and general and administrative expenses, to measure our financial performance. We believe that operating income is a meaningful metric because it provides insight on profitability and true operating performance based on the historical cost basis of our assets. When analyzing operating income, we compare actual operating income to our internal projections for a given period and to prior periods to assess our performance.
Adjusted EBITDA and Adjusted EBITDA Margin
We view Adjusted EBITDA and Adjusted EBITDA margin, which are non-GAAP financial measures, as important indicators of performance. We define Adjusted EBITDA as net (loss) income before interest expense, income taxes, depreciation and amortization, equity-based compensation, non-recurring legal and start-up costs and expenses, and transaction-related expenses and other items. Adjusted EBITDA margin represents the ratio of Adjusted EBITDA to total revenues. See “—Non-GAAP Measures” below for more information and a reconciliation of Adjusted EBITDA to net (loss) income, the most directly comparable financial measure calculated and presented in accordance with GAAP.
Key Factors Affecting Our Business and Financial Statements
Ability to Capture New Contracts and Business Opportunities
Our ability to grow revenue and earnings is contingent on maintaining and increasing our market share, renewing existing contracts and obtaining additional contracts from proactive bidding on contracts with new and existing customers. We proactively work with existing customers ahead of contract end dates to secure contract renewals. We also leverage the embedded long-term nature of our customer relationships to obtain insight into and to capture new business opportunities across our platform.
Seasonality of Business
Based on historic trends, we expect our operating results to vary seasonally. Nuclear power generators perform turnaround and outages in the off-peak months when demand is lower and generation capacity is less constrained. As a result, our nuclear services offerings may have higher revenue volume in the spring and fall months. Variations in normal weather patterns can also cause changes in consumption of energy, which may influence demand and timing of associated services for our fossil services offerings. Inclement weather can impact construction-related activities associated with pond and landfill remediation, which affects the timing of revenue generation for our remediation and compliance services. Our byproduct sales offerings are also impacted during the winter months when the utilization of cement and cement products is generally lower.

Project-Based Nature of Environmental Remediation Mandates
We believe there is a significant pipeline of coal ash ponds and landfills that will require remediation and/or closure in the future. Due to their scale and complexity, these environmental remediation projects are typically completed over long periods of time. As a result, our revenues from these projects can fluctuate over time. Some of our revenues from projects are recognized using the percentage of completion method of accounting for GAAP purposes. This method of revenue recognition is determined by estimating the percentage of completion on a job and the ultimate estimated gross profit margin on the job. The timing of revenues recorded for financial reporting purposes may differ from actual billings to customers, sometimes resulting in costs and billings in excess of actual revenues. Because of the risks in estimating gross profit margins for long-term jobs, actual results may differ from these estimates.
Byproduct Recycling Market Dynamics
There is a growing demand for recycled coal ash across a variety of applications, in addition to the market forces and governmental regulations driving the need to dispose of coal ash in an environmentally sensitive manner. Pricing of byproduct sales is driven by supply and demand market dynamics, in addition to the chemical and physical properties of the ash. As demand increases for the end-products that use recycled coal-fired power generation waste byproducts (i.e., concrete for construction and infrastructure projects), the demand for recycled coal ash also typically rises. These fluctuations affect the relative demand for our byproduct sales offerings. In recessionary periods, construction and infrastructure spending and the corresponding need for concrete may decline. However, this unfavorable effect may be partially offset by an increase in the demand for recycled coal ash during recessionary periods given that coal ash is more cost-effective than other alternatives.
Power Generation Industry Spend on Environmental Liability Management and Regulatory Requirements
The power generation industry has increased annual spending on environmental liability management. We believe this is the result of not only regulatory requirements and consumer pressure, but also the industry’s increasing focus on environmental stewardship. Continued increases in spending on environmental liability management by our customers should result in increased demand for services across our platform.
Cost Management and Capital Investment Efficiency
Our main operating costs consist of labor, material and equipment costs and equipment maintenance. We maintain a focus on cost management and efficiency, including monitoring labor costs, both in terms of wage rates and headcount, along with other costs such as materials and equipment. We maintain a disciplined approach to capital expenditure decisions, which are typically associated with specific contract requirements. Furthermore, we strive to extend the useful life of our equipment through the application of a well-planned routine maintenance program.
How We Generate Revenues
The Environmental Solutions segment generates revenue through our remediation and compliance services, as well as our byproduct sales offerings. Our remediation and compliance services primarily consist of designing, constructing, managing, remediating and closing ash ponds and landfills on customer-owned sites. Our byproduct sales offerings include the recycling of recurring and contracted volumes of coal-fired power generation waste byproducts, such as bottom ash, fly ash and gypsum byproduct, each of which can be used for various industrial purposes. Our platform of services is contracted for terms generally ranging from 18 months to five years, thereby reducing financial volatility. In excess of 90% of our services work is structured as time and materials, cost reimbursable or unit price contracts, which significantly reduces the risk of loss on contracts and provides gross margin visibility. Revenue from management contracts is recognized when the ash is hauled to the landfill or the management services are provided. Revenue from the sale of ash is recognized when it is delivered to the customer.
The Maintenance and Technical Services segment generates revenue through our fossil services and nuclear services offerings. Maintenance and Technical Services segment offerings are most closely associated with the ongoing operations of power plants, whether in the form of daily environmental management or required maintenance services (typically during planned outages). Our fossil services offerings focus on recurring and mission-critical management of coal ash and routine maintenance, outage services and staffing solutions for coal-fired power generation facilities to fulfill an environmental service need of our customers in handling their waste byproducts. Our nuclear services operations, which we market under the Allied Power brand name, consist of a broad platform of mission-critical professional, technical and craft services spanning the entire asset life cycle of a nuclear power generator. The services are performed on the customer’s site and the contract terms typically range between three to five years. Revenues are billed and paid during the periods of time work is being executed. Our nuclear services revenues tend to be seasonal and may experience significant increases during periods of maintenance outages. This combination of the maintenance and environmental-related services deepens customer connectivity and drives long-term relationships which we believe are critical for renewing existing contracts, winning incremental business from existing customers at new sites and adding new customers. Over the last five years, we have achieved an approximately 90% renewal rate for contracts in our fossil services offerings up for renewal.

Factors Impacting the Comparability of Results of Operations
Public Company Costs
As a new public company, we have incurred, or expect to incur, incremental recurring and certain non-recurring costs related to our transition to a publicly traded and taxable corporation, including the costs of the IPO and the costs associated with the initial implementation of our Sarbanes-Oxley Section 404 internal control implementation and testing. We also have incurred, or expect to incur, additional significant and recurring expenses as a publicly traded company, including costs associated with the employment of additional personnel, compliance under the Exchange Act, annual and quarterly reports to common stockholders, registrar and transfer agent fees, national stock exchange fees, audit fees, incremental director and officer liability insurance costs, and director and officer compensation.
Income Taxes
Charah Solutions is a “C” Corporation under the Internal Revenue Code of 1986, as amended, and, as a result, will be subject to U.S. federal, state and local income taxes. In connection with the IPO, Charah and Allied, which previously were flow-through entities for income tax purposes and were indirect subsidiaries of two partnerships, Charah Management and Allied Power Holdings, respectively, became indirect subsidiaries of the Company. Prior to the contribution, Charah and Allied passed through their taxable income to the owners of the partnerships for U.S. federal and other state and local income tax purposes and, thus, were not subject to U.S. federal income taxes or other state or local income taxes, except for franchise tax at the state level (at less than 1% of modified pre-tax earnings). Accordingly, the financial data attributable to Charah and Allied prior to the contribution on June 18, 2018 contains no provision for U.S. federal income taxes or income taxes in any state or locality other than franchise taxes.
Results of Operations
Overview of Financial Results
We continued to see growing demand for our environmental solutions and maintenance and technical services during the first quarter of 2019 as pending bids outstanding have grown to in excess of $3.5 billion. Separately, we continued to execute on our technology deployment plans, with two slag grinding facilities under construction, and opened an additional fly ash storage terminal during the quarter, expanding our MultiSource network.  Additional information regarding the results of operations follows below.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

	Three Months Ended
	March 31,		Change
	2019	2018	$	%
	(in thousands)
Revenues:
Environmental Solutions	$58,383	$47,785	$10,598	22.2%
Maintenance and Technical Services	104,875	107,744	(2,869)	(2.7)%
Total revenue	163,258	155,529	7,729	5.0%
Cost of sales	147,879	136,430	11,449	8.4%
Gross Profit:
Environmental Solutions	8,267	12,469	(4,202)	(33.7)%
Maintenance and Technical Services	7,112	6,630	482	7.3%
Total gross profit	15,379	19,099	(3,720)	(19.5)%
General and administrative expenses	13,985	14,382	(397)	(2.8)%
Operating income	1,394	4,717	(3,323)	(70.4)%
Interest expense, net	(5,052)	(4,131)	(921)	(22.3)%
Income from equity method investment	554	587	(33)	(5.6)%
(Loss) income before taxes	(3,104)	1,173	(4,277)	(364.6)%
Income tax provision	(761)	—	(761)	(100.0)%
Net (loss) income	(2,343)	1,173	(3,516)	(299.7)%
Less income attributable to non-controlling interest	476	367	109	29.7%
Net (loss) income attributable to Charah Solutions, Inc.	(2,819)	806	(3,625)	(449.8)%
Adjusted EBITDA(1)	$8,906	$17,364	$(8,458)	(48.7)%
Adjusted EBITDA margin(1)	5.5%	11.2%	(5.7)%	N/A

(1)
Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial measures. For a definition of Adjusted EBITDA and Adjusted EBITDA margin, as well as a reconciliation of Adjusted EBITDA to net (loss) income, our most directly comparable GAAP financial measure, and a calculation of Adjusted EBITDA, please read “—Non-GAAP Measures” below.

Revenues. Revenues increased $7.7 million, or 5.0%, for the three months ended March 31, 2019 to $163.3 million as compared to $155.5 million for the three months ended March 31, 2018. The change in revenues by segment was as follows:
Environmental Solutions Revenues. Environmental Solutions segment revenues increased $10.6 million, or 22.2%, for the three months ended March 31, 2019 to $58.4 million as compared to $47.8 million for the three months ended March 31, 2018. The increase was primarily attributable to $13.3 million of revenue associated with the addition of SCB Materials International, Inc. and affiliated entities (“SCB”) that occurred in March 2018, partially offset by a net overall decrease in revenues from our remediation and compliance services.
Maintenance and Technical Services Revenues. Maintenance and Technical Services revenues decreased $2.9 million, or 2.7%, for the three months ended March 31, 2019 to $104.9 million as compared $107.7 million for the three months ended March 31, 2018. The decrease was primarily attributable to reduced scope of nuclear outages and fewer nuclear outage days in the period, partially offset by a net overall increase in revenues from our fossil services offerings.
Gross Profit. Gross profit decreased $3.7 million, or 19.5%, for the three months ended March 31, 2019 to $15.4 million as compared to $19.1 million for the three months ended March 31, 2018. As a percentage of revenue, gross profit was 9.4% and 12.3% for the three months ended March 31, 2019 and 2018, respectively. The decrease in gross profit margin was primarily driven by adverse weather-related impacts affecting both our remediation and byproduct sales businesses, as well as site-specific issues at three remediation sites. The change in gross profit by segment was as follows:

Environmental Solutions Gross Profit. Gross profit for our Environmental Solutions segment decreased $4.2 million, or 33.7%, for the three months ended March 31, 2019 to $8.3 million as compared to $12.5 million for the three months ended March 31, 2018. The decrease in gross profit was primarily driven by adverse weather-related impacts affecting both our remediation and byproduct sales businesses, as well as site-specific issues at three remediation sites.
Maintenance and Technical Services Gross Profit. Gross profit for our Maintenance and Technical Services segment increased $0.5 million, or 7.3%, for the three months ended March 31, 2019 to $7.1 million as compared to $6.6 million for the three months ended March 31, 2018. The increase was primarily attributable to a net overall increase in gross profit from our nuclear services offerings, partially offset by a net overall decrease in gross profit from our fossil services offerings.
General & Administrative Expenses. General and administrative expenses decreased $0.4 million, or 2.8%, for the three months ended March 31, 2019 to $14.0 million as compared to $14.4 million for the three months ended March 31, 2018. The decrease was primarily attributable to a reduction in non-recurring legal costs and expenses and non-recurring start-up costs, as disclosed in our Adjusted EBITDA calculation included herein, partially offset by increased expenses due to the addition of SCB in March 2018 and incremental costs associated with being a public company as of June 2018.
Interest Expense, Net. Interest expense, net increased $0.9 million, or 22.3%, for the three months ended March 31, 2019 to $5.1 million as compared to $4.1 million for the three months ended March 31, 2018. The increase was primarily attributable to a non-cash $1.4 million mark-to-market expense associated with the change in value of our interest rate swap, partially offset by a reduction in interest rates associated with the refinancing of our term loan in September 2018.
Income from Equity Method Investment. Income from equity method investment remained approximately the same, at $0.6 million, for the three months ended March 31, 2019 as compared to $0.6 million for the three months ended March 31, 2018. There was a slight decrease period-over-period, which was primarily attributable to a reduction in ash volumes generated by the utility and available for sale by us.
Net (Loss) Income. Net income decreased $3.5 million, or 299.7%, for the three months ended March 31, 2019 to a net loss of $2.3 million as compared to net income of $1.2 million for the three months ended March 31, 2018. The decrease was primarily attributable to decreased gross profit as disclosed above, offset by an income tax provision of $0.8 million.
Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA decreased $8.5 million, or 48.7%, for the three months ended March 31, 2019 to $8.9 million as compared to $17.4 million for the three months ended March 31, 2018, and our Adjusted EBITDA margin for the three months ended March 31, 2019 was 5.5%, a decrease of 5.7% from 11.2% for the three months ended March 31, 2018.
For a definition of Adjusted EBITDA and Adjusted EBITDA margin, as well as a reconciliation of Adjusted EBITDA to net (loss) income, the most directly comparable GAAP financial measure, and a calculation of a Adjusted EBITDA, see “—Non-GAAP Measures” below.
Liquidity and Capital Resources
Our primary sources of liquidity and capital resources are cash flows generated by operating activities and borrowings under the Credit Facility (as defined below). Depending upon market conditions and other factors, we may also issue additional equity and debt if needed. As of March 31, 2019, we had approximately $6.5 million in cash and believe that we will have sufficient liquidity from cash on hand, cash generated from operations and our existing credit facilities to fund our business for the next 12 months.
Cash Flows
The following table sets forth our cash flow data:

	Three Months Ended
	March 31,		Change
	2019	2018	$	%
	(in thousands)
Cash flows provided by operating activities	$6,175	$4,225	$1,950	46.2%
Cash flows (used in) investing activities	(6,670)	(22,876)	16,206	70.8%
Cash flows provided by (used in) financing activities	54	(4,330)	4,384	101.2%
Net change in cash	$(441)	$(22,981)	$22,540	98.1%

Operating Activities
Net cash provided by operating activities increased $2.0 million, or 46.2%, for the three months ended March 31, 2019 to $6.2 million as compared to $4.2 million for the three months ended March 31, 2018. The change in cash flows provided by operating activities was primarily attributable to an improved change in working capital balances for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.
Investing Activities
Net cash used in investing activities decreased $16.2 million, or 70.8%, for the three months ended March 31, 2019 to $6.7 million as compared to $22.9 million for the three months ended March 31, 2018. The change in cash flows used in investing activities was primarily attributable to the non-recurrence of the $20.0 million used for business acquisitions in March 2018, net of cash received, partially offset by a $3.8 million increase in purchases of property and equipment in the first quarter of 2019.
Financing Activities
Net cash provided by (used in) financing activities increased $4.4 million, or 101.2%, for the three months ended March 31, 2019 to $0.1 million as compared to $(4.3) million for the three months ended March 31, 2018. The change in cash flows provided by (used in) financing activities was primarily attributable to a $4.0 million decrease in deferred offering costs.
Working Capital
Our working capital, which we define as total current assets less total current liabilities, totaled $79.2 million and $74.1 million at March 31, 2019 and December 31, 2018, respectively. This increase in working capital for the three months ended March 31, 2019 was primarily the result of an $8.6 million increase in costs and estimated earnings in excess of billings, a $3.1 million increase in trade accounts receivable and a $4.8 million decrease in accounts payable, partially offset by an $18.4 million increase in accrued payroll and bonuses.
Our Debt Agreements
Former Credit Agreement
On October 25, 2017, we entered into a credit agreement (the “2017 Credit Agreement”) by and among us, the lenders party thereto from time to time and Regions Bank, as administrative agent. The 2017 Credit Agreement provided for a revolving credit facility (the “2017 Credit Facility”) with a principal amount of up to $45.0 million. The 2017 Credit Facility permitted extensions of credit up to the lesser of $45.0 million and a borrowing base that was calculated by us based upon a percentage of the value of our eligible accounts receivable and eligible inventory, and approved by the administrative agent.
The interest rates per annum applicable to the loans under the 2017 Credit Facility were based on a fluctuating rate of interest measured by reference to, at our election, either (i) an adjusted London Inter-bank Offered Rate (“LIBOR”) plus a 2.00% borrowing margin, or (ii) an alternative base rate plus a 1.00% borrowing margin. Customary fees were payable in respect of the 2017 Credit Facility and included (i) commitment fees in an amount equal to 0.50% of the daily unused portions of the 2017 Credit Facility and (ii) a 2.00% fee on outstanding letters of credit. The 2017 Credit Facility contained various representations and warranties, and restrictive covenants. If excess availability under the 2017 Credit Facility fell below the greater of 15% of the loan cap amount or $6.75 million, we were required to comply with a minimum fixed charge coverage ratio of 1.0 to 1.0. The 2017 Credit Facility did not otherwise contain financial maintenance covenants.
The 2017 Credit Facility had a scheduled maturity date of October 25, 2022; however, all amounts outstanding were repaid in September 2018 as a result of the refinancing discussed below.
Former CS Term Loan
On October 25, 2017, we entered into a credit agreement by and among us, the lenders party thereto from time to time and Credit Suisse AG, Cayman Islands Branch, as administrative agent, providing for a term loan (the “2017 CS Term Loan”) with an initial commitment of $250.0 million. The 2017 CS Term Loan provided that we had the right at any time to request incremental term loans up to the greater of (i) the excess, if any, of $25.0 million over the aggregate amount of all incremental 2017 Credit Facility commitments and incremental 2017 CS Term Loan commitments previously utilized and (ii) such other amount so long as such amount at such time could be incurred without causing the pro forma consolidated secured leverage ratio to exceed 3.25 to 1.00.
The interest rates per annum applicable to the loans under the 2017 CS Term Loan were based on a fluctuating rate of interest measured by reference to, at our election, either (i) LIBOR plus a 6.25% borrowing margin or (ii) an alternative base rate plus a 5.25% borrowing margin. The 2017 CS Term Loan contained various representations and warranties, and restrictive covenants. In addition, we were required to comply with a maximum senior secured net leverage ratio of 5.00 to 1.00 beginning March 31, 2018, decreasing to 4.50 to 1.00 as of March 31, 2019, and further decreasing to 4.00 to 1.00 as of March 31, 2020 and thereafter. The principal amount of the 2017 CS Term Loan amortized at a rate of 7.5% per annum with all remaining outstanding amounts under the 2017 CS Term Loan due on the 2017 CS Term Loan maturity date. We received net proceeds from the IPO of $59.2 million prior to deducting offering expenses. We used these net proceeds to pay offering expenses and to pay off $40.0 million of the borrowings outstanding under the 2017 CS Term Loan, which would otherwise have been required through June 2020.
The 2017 CS Term Loan had a scheduled maturity date of October 25, 2024; however, all amounts outstanding were repaid in September 2018 as a result of the refinancing discussed below.
Existing Credit Facility
On September 21, 2018, we entered into a credit agreement (the “Credit Facility”) by and among us, the lenders party thereto from time to time and Bank of America, as administrative agent (the “Administrative Agent”). The Credit Facility includes:
•a revolving loan not to exceed $50 million (the “Revolving Loan”);
•a term loan of $205 million (the “Term Loan”); and
•a commitment to loan up to a further $25 million, which expires in March 2020.
The interest rates per annum applicable to the loans under the Credit Facility are based on a fluctuating rate of interest measured by reference to, at our election, either (i) the Eurodollar rate, currently LIBOR, or (ii) an alternative base rate. Various margins are added to the interest rate based upon our consolidated net leverage ratio. Customary fees are payable in respect of the Credit Facility and include (i) commitment fees (ranging from 0.25% to 0.35% based upon our consolidated net leverage ratio) for unused portions of the Credit Facility and (ii) fees on outstanding letters of credit (ranging from 1.30% to 2.10% based upon our consolidated net leverage ratio). Amounts borrowed under the Credit Facility are secured by essentially all of the assets of the Company.
The Credit Facility contains various representations and warranties, and restrictive covenants that, among other things and subject to specified exceptions, restrict the ability of us and our restricted subsidiaries to grant liens, incur indebtedness (including guarantees), make investments, engage in mergers and acquisitions, make dispositions of assets, make restricted payments or change the nature of our or their business. The Credit Facility contains financial covenants related to the consolidated net leverage ratio and the fixed charge coverage ratio (of 1.20 to 1.00). We are required to comply with a consolidated net leverage ratio of 3.75 to 1.00 through March 30, 2020, decreasing to 3.50 to 1.00 as of March 31, 2020, further decreasing to 3.25 to 1.00 as of March 31, 2021 and finally decreasing to 3.00 to 1.00 as of March 31, 2022 and thereafter. The Credit Facility also contains certain affirmative covenants, including reporting requirements, such as delivery of financial statements, certificates and notices of certain events, maintaining insurance and providing additional guarantees and collateral in certain circumstances.
As of March 31, 2019, we were in compliance with all covenants related to the Credit Facility. As of March 31, 2019, our consolidated net leverage ratio was 2.78 to 1.00 and our fixed charge coverage ratio was 2.25 to 1.00. Management evaluated its future compliance with these financial covenants using management’s most recent financial forecast. Based on this evaluation, management believes the Company will continue to remain in compliance with these covenants. Management’s forecast does not anticipate existing operations incurring material unexpected losses, new work awards being materially delayed, or a delay in the receipt of payment from our customer related to the early completion of the Brickhaven contract. If these or other unanticipated headwinds in our business occur, the Company could be required to amend or obtain a waiver from the Administrative Agent to remain in compliance with such covenants, although there is no assurance that we could obtain such amendment or waiver.
The Credit Facility includes customary events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross default to certain other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of guarantees or security interests, material judgments and change of control.
The Revolving Loan provides a principal amount of up to $50.0 million reduced by outstanding letters of credit. As of March 31, 2019, $20.5 million was outstanding on the Revolving Loan and $12.0 million of letters of credit were outstanding.
Equipment Financing Facilities
We have entered into various equipment financing arrangements to finance the acquisition of certain equipment (the “Equipment Financing Facilities”). As of March 31, 2019, we had equipment lines of credit allowing borrowings of $22.0 million, of which $21.1 million was utilized. In addition, we had $16.5 million of equipment notes outstanding as of March 31, 2019. Each of the Equipment Financing Facilities includes non-financial covenants, and, as of March 31, 2019, we were in compliance with these covenants.

Non-GAAP Measures
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and Adjusted EBITDA margin are not financial measures determined in accordance with GAAP.
We define Adjusted EBITDA as net (loss) income before interest expense, income taxes, depreciation and amortization, equity-based compensation, non-recurring legal and start-up costs and expenses, and transaction-related expenses and other items. Adjusted EBITDA margin represents the ratio of Adjusted EBITDA to total revenues.
We believe Adjusted EBITDA and Adjusted EBITDA margin are useful performance measures because they allow for an effective evaluation of our operating performance when compared to our peers, without regard to our financing methods or capital structure. We exclude the items listed above from net (loss) income in arriving at Adjusted EBITDA because these amounts are either non-recurring or can vary substantially within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net (loss) income determined in accordance with GAAP. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are reflected in Adjusted EBITDA. Our presentation of Adjusted EBITDA should not be construed as an indication that our results will be unaffected by the items excluded from Adjusted EBITDA. Our computations of Adjusted EBITDA may not be identical to other similarly titled measures of other companies. We use Adjusted EBITDA margin to measure the success of our business in managing our cost base and improving profitability. The following table presents a reconciliation of Adjusted EBITDA to net (loss) income, our most directly comparable financial measure calculated and presented in accordance with GAAP, along with our Adjusted EBITDA margin.

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Net (loss) income attributable to Charah Solutions, Inc.	$(2,819)	$806
Interest expense, net	5,052	4,131
Income tax provision	(761)	—
Depreciation and amortization	6,257	8,431
Elimination of certain non-recurring legal costs and expenses(1)	(746)	2,680
Elimination of certain non-recurring start-up costs(2)	—	793
Equity-based compensation	208	110
Transaction-related expenses and other items(3)	1,715	413
Adjusted EBITDA	$8,906	$17,364
Adjusted EBITDA margin(4)	5.5%	11.2%

(1)
Represents non-recurring legal costs and expenses, which amounts are not representative of those that we historically incur in the ordinary course of our business. Negative amounts represent insurance recoveries related to these matters.

(2)
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

(3)	Represents SCB transaction expenses, executive severance costs, IPO-related costs and other miscellaneous items.

(4)
Adjusted EBITDA margin is a non-GAAP financial measure that represents the ratio of Adjusted EBITDA to total revenues. We use Adjusted EBITDA margin to measure the success of our businesses in managing our cost base and improving profitability.

Critical Accounting Policies and Estimates
There were no changes to our critical accounting policies from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2018.

Recent Accounting Pronouncements
Please see Note 2, “Recent Accounting Pronouncements,” to the consolidated and combined financial statements included elsewhere in this Quarterly Report and Note 2, “Summary of Significant Accounting Policies,” to our consolidated and combined financial statements in the Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of recent accounting pronouncements.
Under the Jumpstart Our Business Startups Act (the “JOBS Act”), we meet the definition of an “emerging growth company,” which allows us to have an extended transition period for complying with new or revised financial accounting standards pursuant to Section 107(b) of the JOBS Act. We intend to take advantage of all of the reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards under Section 107 of the JOBS Act until we are no longer an emerging growth company.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices. Currently, our market risks relate to potential changes in the fair value of our long-term debt due to fluctuations in applicable market interest rates. Going forward, our market risk exposure generally will be limited to those risks that arise in the normal course of business, as we do not engage in speculative, non-operating transactions, nor do we utilize financial instruments or derivative instruments for trading purposes.
Interest Rate Risk
As of March 31, 2019, we had $205.0 million of debt outstanding under the Term Loan and $20.5 million of debt outstanding under the Revolving Loan, with a weighted-average interest rate of 5.2%. A 1.0% increase or decrease in the weighted-average interest rate would increase or decrease interest expense by approximately $2.6 million per year assuming a consistent debt balance and before taking into consideration any impact from our interest rate cap. We currently have an interest rate cap in place with respect to outstanding indebtedness under the Term Loan that provides a ceiling on three-month LIBOR at 2.5% for a notional amount of $150.0 million.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d‑15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2019.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We are party to a lawsuit filed against North Carolina by an environmental advocacy group alleging that the issuance by the state of certain permits associated with our Brickhaven clay mine reclamation site exceeded the state’s power. Although the state’s authority to issue the bulk of the permits (i.e., the allowance to reclaim the original site with coal ash) was upheld, the portion of the permits that allows us to “cut and prepare” an additional portion of the site was held by the North Carolina Superior Court to exceed the relevant agency’s statutory authority. The North Carolina Superior Court’s decision was reversed and remanded back to the North Carolina Office of Administrative Hearing. A court stay expired on April 5, 2019. A new case schedule is expected to be issued soon.
Allied and its affiliate, Allied Power Resources, LLC, have been named in a collective action lawsuit filed in the U.S. District Court for the Northern District of Illinois, alleging violations of the Fair Labor Standards Act, and which includes related class claims alleging violations of the Illinois Minimum Wage Law and the Pennsylvania Minimum Wage Act for failure to pay overtime.  This case is one of a series filed against companies in the oil, gas and energy industries in Illinois and Texas. The parties mediated this case in November 2018 and reached a settlement, contingent upon court approval. With respect to such settlement, the parties are currently negotiating the settlement agreement and related documents to be submitted to the court for approval.
In addition to the above matters, we are from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. With respect to all such lawsuits, claims and proceedings, we record reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. Although it is difficult to predict the ultimate outcome of these lawsuits, claims and proceedings, we do not believe that the ultimate disposition of any of these matters, individually or in the aggregate, would have a material adverse effect on our results of operations, financial position or cash flows. We maintain liability insurance for certain risks that is subject to certain self-insurance limits.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
The following table provides information about repurchases of our common stock during the three months ended March 31, 2019:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2019 through January 31, 2019	—	$—	—	$—
February 1, 2019 through February 28, 2019	—	—	—	—
March 1, 2019 through March 31, 2019	28,653	7.02	—	—
Total	28,653		—

(1)	Represents shares of common stock withheld for income tax purposes in connection with the vesting of shares of restricted stock issued to employees.

Item 6. Exhibits

Exhibit Number	Description
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
10.1*
Amendment No. 1 to Credit Agreement, dated as of March 5, 2019, by and among Charah Solutions, Inc., certain subsidiaries of Charah Solutions, Inc., as guarantors, Bank of America, N.A., as administrative agent, swingline lender and letter of credit issuer, and the other lenders party thereto.

10.2†
Letter Agreement between Charah Solutions, Inc. and Scott Sewell, dated January 23, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 24, 2019 (File No. 001-38523)).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a)/15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a)/15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.CAL*	XBRL Calculation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.
101.INS*	XBRL Instance Document.
101.LAB*	XBRL Labels Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
101.SCH*	XBRL Schema Document.
___________

*	Filed herewith.
**	Furnished herewith.
†	Indicates a management contract or compensatory plan or arrangement.
††
Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish a supplemental copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARAH SOLUTIONS, INC.

May 15, 2019	By:	/s/ Scott A. Sewell
	Name:	Scott A. Sewell
	Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

May 15, 2019	By:	/s/ Nicholas W. Jacoby
	Name:	Nicholas W. Jacoby
	Title:	Interim Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)