Form 10-Q
period 2019-06-30
Charah Solutions, Inc.
filed 2019-08-14
CIK 1730346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10‑Q
____________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
As of August 2, 2019, the registrant had 29,586,165 shares of common stock outstanding.

CHARAH SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019

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

ii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CHARAH SOLUTIONS, INC.
Condensed Consolidated Balance Sheets
(dollars in thousands except per share data)
(Unaudited)

	June 30, 2019	December 31, 2018

Assets
Current assets:
Cash	$9,581	$6,900
Trade accounts receivable	47,706	60,742
Receivable from affiliates	828	894
Costs and estimated earnings in excess of billings	90,375	86,710
Inventory	22,306	25,797
Prepaid expenses and other current assets	3,946	5,133
Total current assets	174,742	186,176
Property and equipment:
Plant, machinery and equipment	73,482	74,896
Structural fill site improvements	55,760	55,760
Vehicles	19,726	17,407
Office equipment	2,322	1,623
Buildings and leasehold improvements	262	262
Structural fill sites	7,110	7,110
Construction in progress	9,596	3,488
Total property and equipment	168,258	160,546
Less accumulated depreciation	(80,969)	(71,605)
Property and equipment, net	87,289	88,941
Other assets:
Trade names, net	34,850	34,920
Customer relationships, net	59,951	63,898
Technology, net	1,753	1,853
Non-compete and other agreements, net	108	180
Other intangible assets, net	—	22
Goodwill	74,213	74,213
Other assets	—	891
Deferred tax asset	9,136	2,747
Equity method investments	5,218	5,060
Total assets	$447,260	$458,901

See accompanying notes to condensed consolidated & combined financial statements.

CHARAH SOLUTIONS, INC.
Condensed Consolidated Balance Sheets
(dollars in thousands except per share data)
(Unaudited)

	June 30, 2019	December 31, 2018
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$29,273	$24,821
Billings in excess of costs and estimated earnings	160	1,352
Notes payable, current maturities	108,722	23,268
Accrued payroll and bonuses	11,588	15,480
Asset retirement obligation, current portion	14,126	14,704
Purchase option liability	7,110	10,017
Accrued expenses	20,628	22,473
Other liabilities	905	—
Total current liabilities	192,512	112,115
Long-term liabilities:
Contingent payments for acquisitions	11,349	11,214
Asset retirement obligation, less current portion	6,819	11,361
Line of credit	35,174	19,799
Notes payable, less current maturities	127,837	211,022
Total liabilities	373,691	365,511
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Retained (losses) earnings	(11,431)	9,414
Common Stock, $0.01 par value; 200,000,000 shares authorized; 29,586,165 and 29,082,988 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	296	291
Additional paid-in capital	83,681	82,880
Total stockholders’ equity	72,546	92,585
Non-controlling interest	1,023	805
Total equity	73,569	93,390
Total liabilities and equity	$447,260	$458,901

See accompanying notes to condensed consolidated & combined financial statements.

CHARAH SOLUTIONS, INC.
Condensed Consolidated & Combined Statements of Operations
(dollars in thousands except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenue	$120,936	$195,723	$284,194	$351,252
Cost of sales	123,001	165,174	270,880	301,605
Gross (loss) profit	(2,065)	30,549	13,314	49,647
General and administrative expenses	17,400	18,937	31,385	33,319
Operating (loss) income	(19,465)	11,612	(18,071)	16,328
Interest expense, net	(4,102)	(5,543)	(9,154)	(9,674)
Income from equity method investment	663	699	1,217	1,286
(Loss) income before income taxes	(22,904)	6,768	(26,008)	7,940
Income tax provision	(5,628)	2,906	(6,389)	2,906
Net (loss) income	(17,276)	3,862	(19,619)	5,034
Less income attributable to non-controlling interest	750	642	1,226	1,009
Net (loss) income attributable to Charah Solutions, Inc.	$(18,026)	$3,220	$(20,845)	$4,025

(Loss) earnings per common share:
Basic	$(0.61)	$0.13	$(0.71)	$0.17
Diluted	$(0.61)	$0.13	$(0.71)	$0.16

Weighted-average shares outstanding used in (loss) earnings per common share:
Basic	29,558,752	24,477,829	29,374,295	24,096,186
Diluted	29,558,752	25,347,887	29,374,295	24,942,199

Pro forma net (loss) income information (see Note 1):
Net (loss) income attributable to Charah Solutions, Inc. before provision for income taxes	$(23,654)	$6,126	$(27,234)	$6,931
Pro forma provision for income taxes	(5,628)	1,517	(6,389)	1,720
Pro forma net (loss) income attributable to Charah Solutions, Inc.	$(18,026)	$4,609	$(20,845)	$5,211

See accompanying notes to condensed consolidated & combined financial statements.

CHARAH SOLUTIONS, INC.
Condensed Consolidated & Combined Statements of Stockholders’ and Members’ Equity
(dollars in thousands)
(Unaudited)

	For the Three Months Ended June 30, 2019
	Charah Solutions, Inc.
	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Retained Earnings (Losses)	Total	Non-Controlling Interest	Total
Balance, March 31, 2019	29,554,588	$296	$83,083	$6,595	$89,974	$699	$90,673
Net (loss) income	—	—	—	(18,026)	(18,026)	750	(17,276)
Distributions	—	—	—	—	—	(426)	(426)
Share-based compensation expense	—	—	799	—	799	—	799
Shares issued under share-based compensation plans	31,577	—	—	—	—	—	—
Shares repurchases	—	—	(201)	—	(201)	—	(201)
Balance, June 30, 2019	29,586,165	$296	$83,681	$(11,431)	$72,546	$1,023	$73,569

	For the Three Months Ended June 30, 2018
	Charah Solutions, Inc.
	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Charah, LLC Members' Interest	Allied Power Management, LLC Members' Interest	Retained Earnings	Total	Non-Controlling Interest	Total
Balance, March 31, 2018	—	$—	$—	$19,828	$9,687	$19,121	$48,636	$582	$49,218
Net income	—	—	—	—	—	3,220	3,220	642	3,862
Share based compensation expense	—	—	—	104	—	—	104	—	104
Distributions	—	—	—	(686)	—	—	(686)	(338)	(1,024)
Conversion from members' interest to common stock	23,436,398	234	28,699	(19,246)	(9,687)	—	—	—	—
Issuance of shares	5,294,117	53	59,188	—	—	—	59,241	—	59,241
Share based common stock issued	372,169	4	(4)	—	—	—	—	—	—
Shares repurchased	(19,696)	—	—	—	—	—	—	—	—
Share based compensation expense	—	—	1,189	—	—	—	1,189	—	1,189
Deferred offering costs	—	—	(8,622)	—	—	—	(8,622)	—	(8,622)
Balance, June 30, 2018	29,082,988	$291	$80,450	$—	$—	$22,341	$103,082	$886	$103,968

	For the Six Months Ended June 30, 2019
	Charah Solutions, Inc.
	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Retained Earnings (Losses)	Total	Non-Controlling Interest	Total
Balance, December 31, 2018	29,082,988	$291	$82,880	$9,414	$92,585	$805	$93,390
Net (loss) income	—	—	—	(20,845)	(20,845)	1,226	(19,619)
Distributions	—	—	—	—	—	(1,008)	(1,008)
Share-based compensation expense	—	—	1,007	—	1,007	—	1,007
Shares issued under share-based compensation plans	531,830	5	(5)	—	—	—	—
Shares repurchases	(28,653)	—	(201)	—	(201)	—	(201)
Balance, June 30, 2019	29,586,165	$296	$83,681	$(11,431)	$72,546	$1,023	$73,569

	For the Six Months Ended June 30, 2018
	Charah Solutions, Inc.
	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Charah, LLC Members' Interest	Allied Power Management, LLC Members' Interest	Retained Earnings	Total	Non-Controlling Interest	Total
Balance, December 31, 2017	—	$—	$—	$19,718	$9,687	$18,316	$47,721	$598	$48,319
Net income	—	—	—	—	—	4,025	4,025	1,009	5,034
Share based compensation expense	—	—	—	214	—	—	214	—	214
Distributions	—	—	—	(686)	—	—	(686)	(721)	(1,407)
Conversion from members' interest to common stock	23,436,398	234	28,699	(19,246)	(9,687)	—	—	—	—
Issuance of shares	5,294,117	53	59,188	—	—	—	59,241	—	59,241
Share based common stock issued	372,169	4	(4)	—	—	—	—	—	—
Shares repurchased	(19,696)	—	—	—	—	—	—	—	—
Share based compensation expense	—	—	1,189	—	—	—	1,189	—	1,189
Deferred offering costs	—	—	(8,622)	—	—	—	(8,622)	—	(8,622)
Balance, June 30, 2018	29,082,988	$291	$80,450	$—	$—	$22,341	$103,082	$886	$103,968

See accompanying notes to condensed consolidated & combined financial statements.

CHARAH SOLUTIONS, INC.
Condensed Consolidated & Combined Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30, 2019	June 30, 2018
Cash flows from operating activities:
Net (loss) income	$(19,619)	$5,034
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	11,635	17,135
Amortization of debt issuance costs	342	784
Deferred income tax provision	(6,389)	1,919
Loss on sale of assets	1,305	582
Income from equity method investment	(1,217)	(1,286)
Distributions received from equity investment	1,059	938
Non-cash share-based compensation	1,007	1,403
Loss (gain) on interest rate swap	1,796	(2,228)
Interest accreted on contingent earnout liability	135	—
Changes in cash due to changes in:
Trade accounts receivable	13,036	(5,289)
Receivable from affiliates	66	(82)
Costs and estimated earnings in excess of billings	(3,665)	(22,305)
Inventory	3,491	(825)
Prepaid expenses and other current assets	1,187	(2,126)
Accounts payable	4,452	8,587
Billings in excess of costs and estimated earnings	(1,192)	(8,783)
Accrued payroll and bonuses	(3,892)	1,946
Asset retirement obligation	(5,120)	14
Accrued expenses	(1,845)	2,396
Net cash used in operating activities	(3,428)	(2,186)

Cash flows from investing activities:
Proceeds from the sale of equipment	1,507	1,102
Purchases of property and equipment	(11,491)	(8,233)
Payments for business acquisitions, net of cash received	—	(19,983)
Purchase of intangible assets	—	(31)
Net cash used in investing activities	(9,984)	(27,145)

	Six Months Ended
	June 30, 2019	June 30, 2018

Cash flows from financing activities:
Net proceeds on line of credit	15,375	—
Proceeds from long-term debt	9,994	8,400
Principal payments on long-term debt	(8,067)	(45,547)
Repurchases of shares	(201)	—
Payments of offering costs	—	(8,622)
Issuance of common stock	—	59,241
Distributions to non-controlling interest	(1,008)	(721)
Distributions to members	—	(686)
Net cash provided by financing activities	16,093	12,065
Net increase (decrease) in cash	2,681	(17,266)
Cash, beginning of period	6,900	32,264
Cash, end of period	$9,581	$14,998

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$4,889	$11,163
Cash paid during the year for taxes	$—	$—
Non-cash investing and financing transactions
During the six months ended June 30, 2019 and 2018, the Company purchased equipment with seller-provided financing of $0 and $13,441, respectively.

See accompanying notes to condensed consolidated & combined financial statements.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements
(dollars in thousands except per share and unit data)
(Unaudited)
1. Nature of Business and Basis of Presentation
Organization
Charah Solutions, Inc. (together with its subsidiaries, “Charah Solutions,” the “Company,” “we,” “us” or “our”) was formed as a Delaware corporation in January 2018 and did not conduct any material business operations prior to the reorganization transactions described below other than certain activities related to the initial public offering (the “IPO”), which was completed on June 18, 2018. Charah Solutions is a holding company, the sole material assets of which consist of membership interests in Charah Management LLC, a Delaware limited liability company (“Charah Management”), and Allied Power Holdings, LLC, a Delaware limited liability company (“Allied Power Holdings”). Through the Company’s ownership of Charah Management and Allied Power Holdings, the Company owns the outstanding equity interests in Charah, LLC, a Kentucky limited liability company (“Charah”), and Allied Power Management, LLC, a Delaware limited liability company (“Allied”), the subsidiaries through which Charah Solutions operates its businesses. The historical financial data presented herein as of June 30, 2019 and for the periods after the June 18, 2018 corporate reorganization described below is that of Charah and Allied on a consolidated basis, and is on a combined basis for the periods prior to the June 18, 2018 corporate reorganization.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), requiring all leases to be recognized on the balance sheet as a right-of-use asset and a lease liability, unless the lease is a short-term lease (generally a lease with a term of 12 months or less). At the commencement date of the lease, the Company will recognize: (i) a lease liability for the Company’s obligation to make payments under the lease agreement, measured on a discounted basis; and (ii) a right-of-use asset that represents the Company’s right to use, or control the use of, the specified asset for the lease term. This ASU originally required recognition and measurement of leases at the beginning of the earliest period presented using a modified retrospective transition method.  In July 2018, the FASB issued ASU No. 2018-11, which provided an additional (and optional) transition method that permits application of this ASU at the adoption date with recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In July 2019, the FASB tentatively changed the effective date of this ASU, extending the effective date by one year for non-public business entities and making the ASU effective for the Company for the fiscal year ending December 31, 2021, and interim periods within the fiscal year ending December 31, 2022, with early adoption permitted.  The Company has not yet selected a transition method and is currently evaluating the effect that the adoption of this ASU will have on its consolidated financial statements.
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
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230). This ASU requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Upon adopting this ASU, amounts generally described as restricted cash or restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the consolidated statement of cash flows. ASU No. 2016-18 is effective for the Company for interim and annual periods beginning after December 15, 2018. The Company adopted ASU No. 2016-18 effective January 1, 2019, with retrospective application to our consolidated and combined statements of cash flows so that the consolidated and combined statements of cash flows present a reconciliation of the changes in cash and cash equivalents and restricted cash. The adoption of this ASU did not have a material impact to our consolidated financial statements. As a result of this retrospective adoption, the amount of cash and cash equivalents previously presented in the consolidated and combined statements of cash flows increased by $3,358 to reflect the inclusion of restricted cash in the amount reported for changes in cash, cash equivalents and restricted cash as of beginning and end of the period for the period from January 1, 2017 through January 12, 2017 and as of beginning of the period for the period from January 13, 2017 through December 31, 2017.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the measurement of goodwill impairment by eliminating the requirement that an entity compute the implied fair value of goodwill based on the fair values of its assets and liabilities to measure impairment. Instead, goodwill impairment will be measured as the difference between the fair value of the reporting unit and the carrying value of the reporting unit. This ASU also clarifies the treatment of the income tax effect of tax-deductible goodwill when measuring goodwill impairment loss. The Company will be required to adopt ASU No. 2017-04 for annual and any interim impairment tests for the periods beginning after December 15, 2019. ASU No. 2017-04 must be applied prospectively, with early adoption permitted. The Company is currently evaluating the effect that the adoption of this ASU will have on its consolidated financial statements.
3. Business Combination
On March 30, 2018, Charah Management completed a transaction with SCB Materials International, Inc. and affiliated entities (“SCB”), a previously unrelated third party, pursuant to which Charah Solutions acquired certain assets and liabilities of SCB for a purchase price of $35,000, with $20,000 paid at closing and $15,000 to be paid over time in conjunction with certain performance metrics. The contract also contained various mechanisms for a working capital true-up. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The allocation of

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements, continued
(dollars in thousands except per share and unit data)
(Unaudited)

purchase price for the acquisition was finalized as of March 31, 2019 (as summarized below) with the recognized goodwill allocated to the Environmental Solutions segment. The total amount of goodwill deductible for tax purposes is $2,025.
In November 2018, the $15,000 to be paid over time was reduced by $3,300. The present value of the future payments using a discount rate of 2.50% was determined to be $11,014. The Company expects the future payments to occur in 2020 and beyond. The allocation of purchase price for the acquisition is as follows:

Cash acquired	$17
Net working capital, excluding cash	21,255
Property, plant and equipment	5,300
Trade name intangible assets	694
Customer relationship intangible assets	742
Technology	1,972
Non-compete and other agreements	289
Goodwill	745
Total purchase price	$31,014
Revenue and earnings of $16,573 and $954, respectively, from the acquired business were included in the unaudited condensed consolidated and combined statement of operations for the three and six months ended June 30, 2018.
The following unaudited information presents the pro forma consolidated revenue and net (loss) income for the three and six months ended June 30, 2019 and 2018 as if the acquisition had been included in the consolidated results of operations beginning January 1, 2017.

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Pro forma revenue	$120,936	$195,723	$284,194	$368,075
Pro forma net (loss) income attributable to Charah Solutions, Inc.	(18,026)	3,381	(20,845)	4,811
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
The pro forma results reflect the elimination of $573 of direct acquisition costs that were incurred in the six months ended June 30, 2018 (since for purposes of the pro forma presentation they have been reflected in 2017 instead of in 2018). For all periods presented, historical depreciation and amortization expense of the acquired business was adjusted to reflect the acquisition date fair value amounts of the related tangible and intangible assets. No other material pro forma adjustments were deemed necessary, either to conform the acquisition to the Company’s accounting policies or for any other situation. The pro forma information is not necessarily indicative of the results that would have been achieved had the transactions occurred on the date indicated or that may be achieved in the future.
4. Equity Method Investments
Charah has an investment in a company that provides ash management and remarketing services to the electric utility industry. Charah accounts for its investment under the equity method of accounting because Charah has significant influence over the financial and operating policies of the company. Charah had a receivable due from the equity method investment of $130 and $108 at June 30, 2019 and December 31, 2018, respectively.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements, continued
(dollars in thousands except per share and unit data)
(Unaudited)

Summarized balance sheet information of our equity method investment entity is as follows:

	June 30, 2019	December 31, 2018
Current assets	$2,834	$2,619
Noncurrent assets	451	508
Total assets	$3,285	$3,127
Current liabilities	449	607
Equity of Charah	5,218	5,060
Equity of joint venture partner	(2,382)	(2,540)
Total liabilities and members’ equity	$3,285	$3,127
Summarized financial performance of our equity method investment entity is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenues	$2,533	$2,664	$4,753	$5,029
Net income	1,325	1,397	2,433	2,572
Charah Solutions’ share of net income	663	699	1,217	1,286
The following table reflects our proportional ownership activity in our investment account:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Opening balance	$5,102	$5,342	$5,060	$5,006
Distributions	(547)	(687)	(1,059)	(938)
Share of net income	663	699	1,217	1,286
Closing balance	$5,218	$5,354	$5,218	$5,354

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements, continued
(dollars in thousands except per share and unit data)
(Unaudited)

5. Goodwill and Intangible Assets
The Company’s goodwill and intangible assets consist of the following:

	June 30, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangibles
Customer relationships	$78,942	$(18,991)	$78,942	$(15,044)
Technology	2,003	(250)	2,003	(150)
Non-compete and other agreements	289	(181)	289	(109)
SCB trade name	694	(174)	694	(104)
Rail easement	110	(110)	110	(88)
Total	$82,038	$(19,706)	$82,038	$(15,495)

Indefinite-lived intangibles
Charah trade name	$34,330		$34,330
Goodwill	74,213		74,213
Total	$108,543		$108,543
Definite-Lived Intangible Assets
As of June 30, 2019, and December 31, 2018, definite-lived intangible assets included customer relationships, technology, non-compete and other agreements, SCB trade name (see Note 3) and a rail easement. These assets are amortized on a straight-line basis over their estimated useful lives as shown in the table below. Amortization expense was $2,095 and $2,136 during the three months ended June 30, 2019 and 2018, respectively, and $4,211 and $4,097 during the six months ended June 30, 2019 and 2018, respectively.

Definite-Lived Intangible Asset	Useful Life
Customer relationships	10 years
Technology	10 years
Non-compete and other agreements	2 years
SCB trade name	5 years
Rail easement	2 years
Goodwill and Indefinite-Lived Intangible Assets
Goodwill represents the excess purchase price over the fair value of the net assets acquired in a business combination. Our goodwill included in the unaudited condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018 was $74,213. Our intangible assets as of June 30, 2019 and December 31, 2018 include a trade name valued at $34,330 that is considered to have an indefinite life.
Goodwill and indefinite-lived intangible assets are not amortized, but instead are tested for impairment annually or more often if events or changes in circumstances indicate that the fair value of the asset may have decreased below its carrying value. We perform our impairment test effective October 1st of each year and evaluate for impairment indicators between annual impairment tests. We determined there were no indicators of impairment at June 30, 2019 or June 30, 2018 for the Maintenance and Technical Services reporting unit. As a result of the Company’s decline in revenues and the operating loss recognized for the six months ended June 30, 2019, the Company performed the first step of the two step analysis for the Environmental Solutions reporting unit during the quarter ended June 30, 2019 and determined that no impairment of goodwill occurred as a result of this triggering event. The Environmental Solutions reporting unit’s fair value, as calculated, was approximately 5.4% greater than its book value as of June 30, 2019.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements, continued
(dollars in thousands except per share and unit data)
(Unaudited)

The valuation used to test goodwill for impairment is dependent upon a number of significant estimates and assumptions, including macroeconomic conditions, growth rates, competitive activities, cost containment, margin expansion and the Company's business plans. We believe these estimates and assumptions are reasonable. However, future changes in the judgments, assumptions and estimates that are used in our impairment testing for goodwill, including discount and tax rates or future cash flow projections, could result in significantly different estimates of the fair values. As a result of these factors and the related cushion as of the date of the previous annual impairment test, goodwill for the Environmental Solutions reporting unit is more susceptible to impairment risk.
The most significant assumptions utilized in the determination of the estimated fair value of Environmental Solutions reporting unit are the net sales and earnings growth rates (including residual growth rates) and the discount rate. The residual growth rate represents the expected rate at which the reporting unit is expected to grow beyond the shorter-term business planning period. The residual growth rate utilized in our fair value estimate is consistent with the reporting unit operating plans and approximates expected long-term category market growth rates and inflation. The discount rate, which is consistent with a weighted average cost of capital that is likely to be expected by a market participant, is based upon industry required rates of return, including consideration of both debt and equity components of the capital structure. Our discount rate may be impacted by adverse changes in the macroeconomic environment, volatility in the equity and debt markets or other factors.
While management can and has implemented strategies to address these events, changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that would trigger future impairment charges of the reporting unit's goodwill balance. The table below provides a sensitivity analysis for the Environmental Solutions reporting unit, utilizing reasonably possible changes in the assumptions for the shorter term and residual growth rates and the discount rate, to demonstrate the potential impacts to the estimated fair values. The table below provides, in isolation, the estimated fair value impacts related to (i) a 75-basis point increase to the discount rate assumption and (ii) a 100-basis point decrease to our shorter-term revenue and residual growth rates assumptions, both of which would result in impairment charges.

	Approximate Percent Decrease in Estimated Fair Value
	+75 bps Discount Rate	-100 bps Growth Rate
Environmental Solutions reporting unit	6.5%	5.7%
6. Credit Agreement
On September 21, 2018, we entered into a credit agreement (the “Credit Facility”) by and among us, the lenders party thereto from time to time and Bank of America, as administrative agent. The Credit Facility includes:
•a revolving loan not to exceed $50,000 (the “Revolving Loan”);
•a term loan of $205,000 (the “Closing Date Term Loan”); and

•
a commitment to loan up to a further $25,000 in term loans, which expires in March 2020 (the “Delayed Draw Commitment” and the term loans funded under such Delayed Draw Commitment, the “Delayed Draw Term Loan”, together with the Closing Date Term Loan, the “Term Loan”).

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
The Credit Facility contains various representations and warranties, and restrictive covenants that, among other things and subject to specified exceptions, restrict the ability of us and our restricted subsidiaries to grant liens, incur indebtedness (including guarantees), make investments, engage in mergers and acquisitions, make dispositions of assets, make restricted payments or change the nature of our or their business. The Credit Facility contains financial covenants related to the consolidated net leverage ratio and the fixed charge coverage ratio (of 1.20 to 1.00). As of June 30, 2019, we were required to comply with a

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements, continued
(dollars in thousands except per share and unit data)
(Unaudited)

consolidated net leverage ratio of 3.75 to 1.00 through March 30, 2020, decreasing to 3.50 to 1.00 as of March 31, 2020, further decreasing to 3.25 to 1.00 as of March 31, 2021 and finally decreasing to 3.00 to 1.00 as of March 31, 2022 and thereafter.
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
The Revolving Loan provides a principal amount of up to $50,000, reduced by outstanding letters of credit ($11,980 outstanding as of June 30, 2019). As of June 30, 2019, $35,174 was outstanding on the Revolving Loan.
But for the amendment described below, as of June 30, 2019, we would not have been in compliance with the requirement to maintain a consolidated net leverage ratio of 3.75 to 1.00. On August 13, 2019, we entered into Amendment No. 2 to Credit Agreement and Waiver (the “Amendment”), pursuant to which, among other things, the required lenders agreed to waive such non-compliance.
In addition, pursuant to the terms of the Amendment, the Credit Facility was amended to revise the required financial covenant ratios such that, after giving effect to the Amendment, we are not required to comply with any financial covenants through March 30, 2020. After March 30, 2020, we will be required to comply with a consolidated net leverage ratio of 6.50 to 1.00 from March 31, 2020 through September 29, 2020, decreasing to 3.00 to 1.00 as of September 30, 2020 and thereafter. After giving effect to the Amendment, we will also be required to comply with a fixed charge coverage ratio of 0.75 to 1.00 as of March 31, 2020, 0.90 to 1.00 as of June 30, 2020 and 1.20 to 1.00 thereafter.
As consideration for the accommodations described above, we have agreed that amounts borrowed pursuant to the Delayed Draw Commitment will not exceed $15,000 at any one time outstanding (without reducing the overall Delayed Draw Commitment amount). In addition, any Delayed Draw Term Loans shall incur additional interest at a rate equal to 10.0% per annum on all amounts outstanding in excess of $10,000 of Delayed Draw Term Loans. Further, the margin of interest that will be charged on all outstanding loans has been increased to 4.00% for loans based on LIBOR and 3.00% for loans based on the alternative base rate. The Amendment revised the amount of (i) the commitment fees to 0.35% at all times for unused portions of the Credit Facility and (ii) fees on outstanding letters of credit to 3.35% at all times. The Amendment also adds a requirement to make two additional scheduled prepayments of outstanding loans under the Credit Facility, including a payment of $50,000 on or before September 13, 2019 and an additional payment of $40,000 on or before March 31, 2020.
The Company believes collection of the payment related to the early completion of the Brickhaven deemed termination (see Note 15) is probable before the $50,000 September 13, 2019 required debt payment, and such proceeds will be used to fund this required prepayment. While management believes it is unlikely, any delay in the receipt of this payment could require the Company to amend or obtain a waiver from the Administrative Agent to remain in compliance with the Amendment to the Credit Agreement. There is no assurance that we could obtain such amendment or waiver.
Regarding the March 2020 debt payment of $40,000, management has evaluated its ability to make this payment using our most recent financial forecast. Based on this evaluation, management believes it is probable that the Company will be able to make this payment. Management’s assessment is based upon the anticipated availability under the revolving credit facility, projected cash flows from operations, and prudent working capital management. The financial forecast does not anticipate incurring material unexpected losses in existing operations or new work awards being materially delayed. If these or other unanticipated headwinds in our business occur, the Company could be required to amend or obtain a waiver from the Administrative Agent regarding the $40,000 payment due in March 2020, and there is no assurance that we could obtain such amendment or waiver.
The Amendment also includes revisions to the restrictive covenants, including removing certain exceptions to the restrictions on our ability to make acquisitions, to make investments and to make dividends or other distributions. After giving effect to the Amendment, we will not be permitted to make any distributions or dividends to our shareholders without the consent of the required lenders.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements, continued
(dollars in thousands except per share and unit data)
(Unaudited)

7. Notes Payable
The following table summarizes the major components of debt at each balance sheet date and provides maturities and interest rate ranges for each major category as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Various equipment notes entered into in November 2017, payable in monthly installments ranging from $5 to $24, including interest at 5.2%, maturing in December 2022 through December 2023. The notes are secured by equipment with a net book value of $3,931 as of June 30, 2019.	$4,450	$4,949
Various equipment notes entered into in 2018, payable in monthly installments ranging from $1 to $39, including interest ranging from 5.61% to 6.80%, maturing in March 2023 through May 2025. The notes are secured by equipment with a net book value of $10,779 as of June 30, 2019.	11,375	12,293
Various equipment notes entered into in 2019, payable in monthly installments of $3, including interest of 4.7%, maturing in May 2021 through March 2024. The notes are secured by equipment with a net book value of $249 as of June 30, 2019.	252	—
In June 2018, the Company entered into a $12,000 convertible, non-revolving credit note with a bank. The credit note converted to a term loan on April 10, 2019, with a maturity date of April 10, 2024. Interest on borrowings subsequent to the conversion date is calculated at a fixed rate per annum equal to 4.44%. The note is secured by equipment with a net book value of $10,642 as of June 30, 2019.	11,400	8,299
In April 2019, the Company entered into a $4,000 convertible, non-revolving credit note with a bank. The credit note will convert to a term loan on August 25, 2019, with a maturity date of July 24, 2024. Interest on borrowings is calculated at a fixed rate per annum equal to 4.64%. The note is secured by equipment with a net book value of $999 as of June 30, 2019.	1,029	—
A $10,000 equipment line with a bank, entered into in December 2017, secured by all equipment purchased with the proceeds of the loan. Interest is calculated on any outstanding amounts using a fixed rate of 4.5%. The equipment line converted to a term loan in September 2018, with a maturity date of June 22, 2023. The note is secured by equipment with a net book value of $7,566 as of June 30, 2019.	8,650	9,563
The Closing Date Term Loan and Delayed Draw Term Loan entered into in September 2018 as part of the Credit Facility (see Note 6). The interest rate applicable to the Closing Date Term Loan and Delayed Draw Term Loan is based on a fluctuating rate of interest measured by reference to, at the Company’s election, either (i) the Eurodollar rate, currently LIBOR, or (ii) an alternative base rate. Principal payments required are $52,563 in September 2019, $2,563 in December 2019, $42,625 in March 2020, $2,625 quarterly through September 2020, $3,938 quarterly through September 2022 and $5,250 quarterly through September 2023. The remaining outstanding amounts will be due in September 2023. The loan is secured by substantially all of the assets of the Company, and is subject to certain financial covenants.
	202,313	202,438
Total	239,469	237,542
Less debt issuance costs	(2,910)	(3,252)
	236,559	234,290
Less current maturities	(108,722)	(23,268)
Notes payable due after one year	$127,837	$211,022
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

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements, continued
(dollars in thousands except per share and unit data)
(Unaudited)

     As of both June 30, 2019 and December 31, 2018, the notional amount of the interest rate swap was $150,000. A fair value liability of $905 was recorded within other liabilities in the unaudited condensed consolidated balance sheet as of June 30, 2019 and a fair value asset of $891 was recorded within other assets in the unaudited condensed consolidated balance sheet as of December 31, 2018. The total amount of loss included in interest expense in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2019 was $434 and $1,796, respectively, and the total amount of gain subtracted from interest expense in the unaudited condensed combined statement of operations for the three and six months ended June 30, 2018 was $604 and $2,228, respectively.
9. Costs and Estimated Earnings on Uncompleted Contracts
Costs and estimated earnings on uncompleted contracts are as follows:

	June 30, 2019	December 31, 2018
Costs incurred on uncompleted contracts	$369,753	$314,700
Estimated earnings	84,624	96,176
Total costs and estimated earnings	454,377	410,876
Less billings to date	(364,162)	(325,518)
Costs and estimated earnings in excess of billings	$90,215	$85,358
The net balance in process classified on the unaudited condensed consolidated balance sheets is as follows:

	June 30, 2019	December 31, 2018
Costs and estimated earnings in excess of billings	$90,375	$86,710
Billings in excess of costs and estimated earnings	(160)	(1,352)
Net balance in process	$90,215	$85,358
Anticipated losses on long-term contracts are recognized when such losses become evident. As of June 30, 2019, and December 31, 2018, accruals for anticipated losses on long-term contracts were $425 and $677, respectively.
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
In connection with the corporate reorganization that occurred upon the closing of the IPO, the holders of the Charah Series C Profits Interests and the Allied Series C Profits Interests received 1,215,956 shares of common stock (the “Management Reorganization Consideration”) in exchange for the contribution to the Company of their Charah Series C Profits Interests and Allied Series C Profits Interests. Of these shares, 303,993 vested immediately and 911,963 are subject to time-based vesting

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements, continued
(dollars in thousands except per share and unit data)
(Unaudited)

conditions, as well as performance vesting conditions, based on specified EBITDA targets and achievement of certain safety metrics, which will be determined at a future date. In addition, 272,708 shares of common stock were issued under the Charah Solutions, Inc. 2018 Omnibus Incentive Plan (the “2018 Plan”). Of these shares, 68,176 vested immediately and 204,532 are subject to the same time-based vesting conditions and performance vesting conditions as the shares issued as part of the Management Reorganization Consideration. The fair value of the awards was calculated initially as $12 per share, and will be updated thereafter for changes at each reporting period until the performance targets are approved by the Company’s board of directors. The fair value of the awards is recognized over the required service period for each grant. As of June 30, 2019, 500,253 of the shares subject to time based and performance vesting conditions were vested.
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
During the three months ended June 30, 2018, the Company issued 44,198 shares under the 2018 Plan that vested after one year. The fair value of the awards was calculated as $12 per share, which was recognized over the one year vesting period. As of June 30, 2019, 31,577 of the shares were vested and 12,621 had been forfeited. During the three months ended September 30, 2018, the Company issued 45,004 shares under the 2018 Plan that vest after one year. The fair value of the awards was calculated as $7.67 per share, which is being recognized over the one year vesting period. As of June 30, 2019, none of the shares were vested.
During the three months ended June 30, 2019, the Company granted 755,455 restricted stock units ("RSUs") under the 2018 Plan that are time-based. Of these RSUs, 116,381 vest after one year, 550,106 vest in equal installments over three years, and 88,968 vest in equal installments over four years. The fair value of these RSUs is based on the market price of the Company's shares on the grant date. As of June 30, 2019, none of the shares were vested. Additionally, we granted 330,628 performance share units ("PSUs") under the 2018 Plan that cliff vest after three years. The vesting of these PSUs is dependent upon the Company's achievement of a certain stock price metrics. The fair value of the PSUs was determined using a binomial lattice model based upon the grant date stock price, a risk-free interest rate of 2.29% based upon the U.S. Treasury yield curve in effect at the time of the grants, and an assumed volatility rate of 30% based upon a comparable public company analysis. As of June 30, 2019, none of the shares were vested.
A summary of the Company’s non-vested share activity for the six months ended June 30, 2019 is as follows:

	Shares	Weighted-Average Fair Value	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2018	1,198,703	$11.84	0.77	$10,009
Granted	1,086,083	5.95
Forfeited	(187,327)	11.21
Vested	(531,830)	10.69
Outstanding as of June 30, 2019	1,565,629	$7.13	1.73	$8,611
Stock-based compensation expense related to the shares issued as part of the Management Reorganization Consideration and the 2018 Plan was $799 and $1,189 during the three months ended June 30, 2019 and 2018, respectively, and $1,007 and $1,189 during the six months ended June 30, 2019 and 2018, respectively.
As of June 30, 2019, total unrecognized stock-based compensation expense related to non-vested awards, net of estimated forfeitures, was $6,077, and is expected to be recognized over a weighted-average period of 1.97 years. The total fair value of awards vested for the three and six months ended June 30, 2019 was $379 and $5,685, respectively.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements, continued
(dollars in thousands except per share and unit data)
(Unaudited)

11. Commitments and Contingencies
We are party to a lawsuit filed against North Carolina by an environmental advocacy group alleging that the issuance by the state of certain permits associated with our Brickhaven clay mine reclamation site exceeded the state’s power. Although the state’s authority to issue the bulk of the permits (i.e., the allowance to reclaim the original site with coal ash) was upheld, the portion of the permits that allows us to “cut and prepare” an additional portion of the site was held by the North Carolina Superior Court to exceed the relevant agency’s statutory authority. The North Carolina Superior Court’s decision was reversed and remanded back to the North Carolina Office of Administrative Hearing. Dispositive motions filed by us and the North Carolina Department of Environmental Quality are pending before the North Carolina Office of Administrative Hearing.
Allied and its affiliate, Allied Power Resources, LLC, have been named in a collective action lawsuit filed in the U.S. District Court for the Northern District of Illinois, alleging violations of the Fair Labor Standards Act, and which includes related class claims alleging violations of the Illinois Minimum Wage Law and the Pennsylvania Minimum Wage Act for failure to pay overtime.  This case is one of a series filed against companies in the oil, gas and energy industries in Illinois and Texas. The parties mediated this case in November 2018 and reached a settlement, contingent upon court approval. With respect to such settlement, the joint motion to approve the settlement has been submitted to and is pending with the court for approval.
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
The accounting policies applied to determine the segment information are the same as those described under “Critical Accounting Policies and Estimates” in the Annual Report on Form 10-K for the year ended December 31, 2018. Management evaluates the performance of each segment based on segment gross profit, which is calculated as revenues less cost of sales. For the six months ended June 30, 2019 and 2018, there were no intersegment revenues or other intersegment transactions. Segment assets are also evaluated by management based on each segment’s investment in property and equipment. Assets (other than property and equipment and goodwill) are not allocated to segments.
Summarized financial information with respect to the reportable segments is as follows:

Three Months Ended June 30, 2019	Environmental Solutions	Maintenance and Technical Services	All Other	Total
Segment revenue	$36,950	$83,986	$—	$120,936
Segment gross (loss) profit	(9,188)	7,123	—	(2,065)
Segment depreciation and amortization expense	1,376	2,012	1,990	5,378

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements, continued
(dollars in thousands except per share and unit data)
(Unaudited)

Three Months Ended June 30, 2018	Environmental Solutions	Maintenance and Technical Services	All Other	Total
Segment revenue	$90,113	$105,610	$—	$195,723
Segment gross profit	22,096	8,453	—	30,549
Segment depreciation and amortization expense	5,334	1,378	1,992	8,704

Six Months Ended June 30, 2019	Environmental Solutions	Maintenance and Technical Services	All Other	Total
Segment revenue	$95,333	$188,861	$—	$284,194
Segment gross (loss) profit	(921)	14,235	—	13,314
Segment depreciation and amortization expense	3,690	3,966	3,979	11,635
Expenditures for segment assets	6,957	4,502	32	11,491

Six Months Ended June 30, 2018	Environmental Solutions	Maintenance and Technical Services	All Other	Total
Segment revenue	$137,897	$213,355	$—	$351,252
Segment gross profit	34,565	15,082	—	49,647
Segment depreciation and amortization expense	10,744	2,407	3,984	17,135
Expenditures for segment assets	3,445	4,788	—	8,233

As of June 30, 2019	Environmental Solutions	Maintenance and Technical Services	All Other	Total
Segment property and equipment, net	$48,578	$38,430	$281	$87,289
Segment goodwill	57,591	16,622	—	74,213

As of December 31, 2018	Environmental Solutions	Maintenance and Technical Services	All Other	Total
Segment property and equipment, net	$47,467	$41,155	$319	$88,941
Segment goodwill	57,591	16,622	—	74,213
The following is a reconciliation of segment gross (loss) profit to net (loss) income:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Segment gross (loss) profit	$(2,065)	$30,549	$13,314	$49,647
General and administrative expenses	(17,400)	(18,937)	(31,385)	(33,319)
Interest expense, net	(4,102)	(5,543)	(9,154)	(9,674)
Income from equity method investment	663	699	1,217	1,286
Income tax provision	5,628	(2,906)	6,389	(2,906)
Net (loss) income	$(17,276)	$3,862	$(19,619)	$5,034

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements, continued
(dollars in thousands except per share and unit data)
(Unaudited)

The following is a reconciliation of segment assets to total assets:

	As of June 30, 2019	As of December 31, 2018
Segment property and equipment, net	$87,289	$88,941
Segment goodwill	74,213	74,213
Non-segment assets	285,758	295,747
Total assets	$447,260	$458,901
Summarized financial information with respect to the types of revenue recognized is as follows:

Three Months Ended June 30, 2019	Products	Percentage of Completion	Services	Total
Revenue	$24,890	$11,900	$84,146	$120,936

Three Months Ended June 30, 2018	Products	Percentage of Completion	Services	Total
Revenue	$27,401	$60,969	$107,353	$195,723

Six Months Ended June 30, 2019	Products	Percentage of Completion	Services	Total
Revenue	$47,402	$46,207	$190,585	$284,194

Six Months Ended June 30, 2018	Products	Percentage of Completion	Services	Total
Revenue	$31,566	$102,652	$217,034	$351,252
13. Income Taxes
The Company’s income tax benefit was $5,628 and $6,389 for the three and six months ended June 30, 2019, respectively, and the income tax expense was $2,906 for each of the three and six months ended June 30, 2018.
The Company’s effective income tax rate for the three and six months ended June 30, 2019 was 24.5% and 24.9%, respectively. The effective income tax rate includes the effect of state income taxes, nondeductible items and benefits for noncontrolling interests. When calculating the annual estimated effective income tax rate for the three and six months ended June 30, 2019, the Company was subject to a loss limitation rule because the year-to-date ordinary loss exceeded the full-year expected ordinary loss. The tax benefit for the year-to-date ordinary loss was limited to the amount that would be recognized if the year-to-date ordinary loss were the anticipated ordinary loss for the full year.
The Company evaluates its effective income tax rate at each interim period and adjusts it accordingly as facts and circumstances warrant. The determination of the annual estimated effective income tax rate at each interim period requires certain estimates and judgments including, but not limited to, the expected operating income for the year, estimated permanent differences between book and tax amounts, and the likelihood of recovering deferred tax assets generated in the current year, primarily net operating loss and other carryforwards, and our ability to uphold certain tax positions. The accounting estimates used to compute the provision for income taxes may change as new events occur and additional information is obtained.
At June 30, 2019, deferred tax assets, net of deferred tax liabilities, was $9,136. A valuation allowance is recorded if it is more likely than not that a portion of the Company’s deferred tax assets will not be realized. The Company evaluates both the positive and negative evidence in determining the need for a valuation allowance on its deferred tax assets. Realization of net operating losses and other carryforwards is dependent upon generating sufficient taxable income in the appropriate jurisdiction prior to the expiration of the carryforward periods, which involves business plans, planning opportunities and expectations about future outcomes. Although realization is not assured, management believes it is more likely than not that our deferred tax assets

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements, continued
(dollars in thousands except per share and unit data)
(Unaudited)

will be realized. Therefore, no valuation allowance has been recorded for our deferred tax assets. The Company will continue to evaluate the need for a valuation allowance on its deferred tax assets in future periods.
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
As a result of the net loss per share for the three and six months ended June 30, 2019, the inclusion of all potentially dilutive shares would be anti-dilutive. Therefore, dilutive shares (in thousands) of 1,388 and 1,191 were excluded from the computation of the weighted-average shares for diluted net loss per share for the three and six months ended June 30, 2019, respectively.
Basic and diluted (loss) earnings per share is determined using the following information:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Numerator:
Net (loss) income attributable to Charah Solutions, Inc.	$(18,026)	$3,220	$(20,845)	$4,025

Denominator (in thousands):
Weighted-average shares outstanding	29,559	24,478	29,374	24,096
Dilutive share-based awards	—	870	—	846
Total weighted-average shares outstanding, including dilutive shares	29,559	25,348	29,374	24,942

Basic (loss) earnings per share	$(0.61)	$0.13	$(0.71)	$0.17
Diluted (loss) earnings per share	$(0.61)	$0.13	$(0.71)	$0.16
15. Subsequent Event
On May 29, 2019, the ash remediation contract for the Company’s Brickhaven location was deemed terminated, consistent with the Company’s previously communicated expectations. Per the terms of this contract, the customer is obligated to pay the Company for the recovery of project development costs, expected site closure costs, and post-maintenance costs upon deemed termination.  After negotiations to date with customer, the Company expects the amount of the recovered costs will be approximately $80,000 and expects the payment of these costs to be received by the payment deadline of August 27, 2019.

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
Overview
We were formed in January 2018 in anticipation of the IPO to be a holding company for Charah Management and Allied Power Holdings. The historical financial data presented herein as of June 30, 2019 and for the periods after the June 18, 2018 corporate reorganization is that of Charah and Allied on a consolidated basis, and is on a combined basis for the periods prior to the June 18, 2018 corporate reorganization. Allied was formed in May 2017 and did not commence operations until July 2017.
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

Initial Public Offering
On June 18, 2018, we completed the IPO of 7,352,941 shares of the Company’s common stock, par value $0.01 per share. The net proceeds of the IPO to us prior to offering expenses were approximately $59.2 million. We used a portion of the IPO proceeds to pay off approximately $40.0 million of the borrowings outstanding under the Term Loan (as defined below), and any remaining net proceeds were used to pay offering expenses or used for general corporate purposes.
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
Adjusted EBITDA and Adjusted EBITDA Margin
We view Adjusted EBITDA and Adjusted EBITDA margin, which are non-GAAP financial measures, as important indicators of performance. We define Adjusted EBITDA as net (loss) income before interest expense, income taxes, depreciation and amortization, equity-based compensation, non-recurring legal and start-up costs and expenses, the Brickhaven contract deemed termination revenue reversal, and transaction-related expenses and other items. Adjusted EBITDA margin represents the ratio of Adjusted EBITDA to total revenues. See “—Non-GAAP Financial Measures” below for more information and a reconciliation of Adjusted EBITDA to net (loss) income, the most directly comparable financial measure calculated and presented in accordance with GAAP.
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
As a new public company, we have incurred, and expect to continue to incur, incremental recurring and certain non-recurring costs related to our transition to a publicly traded and taxable corporation, including the costs of the IPO and the costs associated with the initial implementation of our Sarbanes-Oxley Section 404 internal control implementation and testing. We also have incurred, and expect to incur, additional significant and recurring expenses as a publicly traded company, including costs associated with the employment of additional personnel, compliance under the Exchange Act, annual and quarterly reports to common stockholders, registrar and transfer agent fees, national stock exchange fees, audit fees, incremental director and officer liability insurance costs, and director and officer compensation.
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
Results of Operations
Overview of Financial Results
Delays in new work awards, the $10.0 million revenue reversal associated with the Brickhaven contract payment (as discussed below), and unanticipated cost increases at one remediation site led to disappointing results in the second quarter of 2019. As a result of long sales cycles, driven by the increase in the size, scope and complexity of remediation and compliance projects that we are bidding on, the pace of new awards in 2019 has not been sufficient to offset the impact of projects completed during the year. As these projects have gotten larger and more complex, utility customers are seeking regulatory clarity as well as cost recovery through rate relief. Though this delay is adversely impacting our 2019 results, we expect demand for our remediation and compliance services to grow as more than 1,000 ash ponds and landfills still require EPA-mandated closure or remediation. In addition, our success rate in winning awards for the three and six months ended June 30, 2019 has been in line with the three and six months ended June 30, 2018, though the size of projects awarded has been smaller than anticipated.
On May 29, 2019, the ash remediation contract for our Brickhaven location was deemed terminated, consistent with the our previously communicated expectations. Per the terms of this contract, the customer is obligated to pay us for the recovery of project development costs, expected site closure costs, and post-maintenance costs upon deemed termination.  After negotiations to date with customer, we expect the amount of the recovered costs will be approximately $80 million and expect the payment of these costs to be received by the payment deadline of August 27, 2019.
The Maintenance and Technical Services segment results for the three and six months ended June 30, 2019 were in line with our expectations but were lower than the results for the three and six months ended June 30, 2018 primarily as a result of fewer nuclear refueling outages and a reduction in the scope of work. A substantial portion of our nuclear services operations are driven by scheduled nuclear maintenance outages, which are typically planned for every 12 to 24 months.
Within our byproduct sales offerings, which is a part of our Environmental Solutions segment, the roll-out of our technology initiatives, including our MP618 thermal beneficiation technology and our grinding technology, has been slower than previously anticipated, resulting in a lower than expected contribution to operating results. Customer interest in the MP618 technology appears to be strong, and contracts are currently under negotiation.
Our second quarter results did not meet expectations, but we continue to believe our market opportunities remain strong. We have signed approximately $275 million in new contracts year-to-date and are in exclusive negotiations on approximately $400 million in additional contracts. Though the timing of future awards is difficult to determine, we believe we are well-positioned to capture a significant portion of a large and growing addressable market.
Our primary sources of liquidity and capital resources are cash flows generated by operating activities and borrowings under the Credit Facility (as defined below). In part due to longer sales cycles, driven by the increase in the size, scope and complexity of remediation and compliance projects that we are bidding on, we have experienced unexpected contract initiation delays and project completion delays which have adversely affected our revenue and overall liquidity.  Our lengthy and complex projects require us to expend large sums of working capital, and delays in payment receipts, project commencement or project completion can adversely affect our financial position and the cash flows that normally would fund our expenditures. On August 13, 2019, we entered into an amendment to the Credit Facility. See “—Liquidity and Capital Resources—Our Debt Agreements—Existing Credit Facility” below for more information about the Credit Facility and the amendment.
Additional information regarding the results of operations follows below.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

	Three Months Ended
	June 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Revenues:
Environmental Solutions	$36,950	$90,113	$(53,163)	(59.0)%
Maintenance and Technical Services	83,986	105,610	(21,624)	(20.5)%
Total revenue	120,936	195,723	(74,787)	(38.2)%
Cost of sales	123,001	165,174	(42,173)	(25.5)%
Gross (Loss) Profit:
Environmental Solutions	(9,188)	22,096	(31,284)	(141.6)%
Maintenance and Technical Services	7,123	8,453	(1,330)	(15.7)%
Total gross (loss) profit	(2,065)	30,549	(32,614)	(106.8)%
General and administrative expenses	17,400	18,937	(1,537)	(8.1)%
Operating (loss) income	(19,465)	11,612	(31,077)	(267.6)%
Interest expense, net	(4,102)	(5,543)	1,441	26.0%
Income from equity method investment	663	699	(36)	(5.2)%
(Loss) income before taxes	(22,904)	6,768	(29,672)	(438.4)%
Income tax provision	(5,628)	2,906	(8,534)	(100.0)%
Net (loss) income	(17,276)	3,862	(21,138)	(547.3)%
Less income attributable to non-controlling interest	750	642	108	16.8%
Net (loss) income attributable to Charah Solutions, Inc.	(18,026)	3,220	(21,246)	(659.8)%
Adjusted EBITDA(1)	$(2,353)	$25,999	$(28,352)	(109.1)%
Adjusted EBITDA margin(1)	(1.9)%	13.3%	(15.2)%	N/A

(1)
Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial measures. For a definition of Adjusted EBITDA and Adjusted EBITDA margin, as well as a reconciliation of Adjusted EBITDA to net (loss) income, our most directly comparable GAAP financial measure, and a calculation of Adjusted EBITDA, please read “—Non-GAAP Financial Measures” below.

Revenues. Revenues decreased $74.8 million, or 38.2%, for the three months ended June 30, 2019 to $120.9 million as compared to $195.7 million for the three months ended June 30, 2018. The change in revenues by segment was as follows:
Environmental Solutions Revenues. Environmental Solutions segment revenues decreased $53.2 million, or 59.0%, for the three months ended June 30, 2019 to $37.0 million as compared to $90.1 million for the three months ended June 30, 2018. The decrease in revenues was primarily driven by the project completions within our remediation and compliance services business and the $10.0 million revenue reversal associated with the Brickhaven contract payment.
Maintenance and Technical Services Revenues. Maintenance and Technical Services revenues decreased $21.6 million, or 20.5%, for the three months ended June 30, 2019 to $84.0 million as compared $105.6 million for the three months ended June 30, 2018. The decrease was primarily attributable to reduced scope of nuclear outages and fewer outages in the period, partially offset by a net overall increase in revenues from our fossil services offerings.

Gross (Loss) Profit. Gross (loss) profit decreased $32.6 million, or 106.8%, for the three months ended June 30, 2019 to a gross loss of $2.1 million as compared to a gross profit of $30.5 million for the three months ended June 30, 2018. As a percentage of revenue, gross profit was (1.7)% and 15.6% for the three months ended June 30, 2019 and 2018, respectively. The decrease in gross profit margin was primarily driven by the $10.0 million revenue reversal associated with the Brickhaven contract payment and one project-specific issue continuing from the first quarter of 2019. The change in gross profit by segment was as follows:
Environmental Solutions Gross (Loss) Profit. Gross (loss) profit for our Environmental Solutions segment decreased $31.3 million, or 141.6%, for the three months ended June 30, 2019 to a gross loss of $9.2 million as compared to a gross profit of $22.1 million for the three months ended June 30, 2018. The decrease in gross profit was primarily driven by the $10.0 million revenue reversal associated with the Brickhaven contract payment, project completions and one project-specific issue continuing from the first quarter of 2019.
Maintenance and Technical Services Gross Profit. Gross profit for our Maintenance and Technical Services segment decreased $1.3 million, or 15.7%, for the three months ended June 30, 2019 to $7.1 million as compared to $8.5 million for the three months ended June 30, 2018. The decrease was primarily attributable to reduced scope of nuclear outages and fewer outages in the period, partially offset by a net overall increase in gross profit from our fossil services offerings.
General & Administrative Expenses. General and administrative expenses decreased $1.5 million, or 8.1%, for the three months ended June 30, 2019 to $17.4 million as compared to $18.9 million for the three months ended June 30, 2018. The decrease was primarily attributable to a reduction in non-recurring legal costs and expenses, non-recurring start-up costs and non-recurring transaction costs, as disclosed in our Adjusted EBITDA calculation included herein, partially offset by increased expenses due to incremental costs associated with being a public company as of June 2018.
Interest Expense, Net. Interest expense, net decreased $1.4 million, or 26.0%, for the three months ended June 30, 2019 to $4.1 million as compared to $5.5 million for the three months ended June 30, 2018. The decrease was primarily attributable to a reduction in interest rates associated with the refinancing of our term loan in September 2018, partially offset by a non-cash $0.4 million mark-to-market expense associated with the change in value of our interest rate swap.
Income from Equity Method Investment. Income from equity method investment remained at $0.7 million for the three months ended June 30, 2019 as compared to $0.7 million for the three months ended June 30, 2018. There was a slight decrease period-over-period, which was primarily attributable to a reduction in ash volumes generated by the utility and available for sale by us.
Net (Loss) Income. Net income decreased $21.1 million, or 547.3%, for the three months ended June 30, 2019 to a net loss of $17.3 million as compared to net income of $3.9 million for the three months ended June 30, 2018. The decrease was primarily attributable to decreased gross profit as disclosed above, offset by the change in income tax provision of $8.5 million.
Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA decreased $28.4 million, or 109.1%, for the three months ended June 30, 2019 to $(2.4) million as compared to $26.0 million for the three months ended June 30, 2018, and our Adjusted EBITDA margin for the three months ended June 30, 2019 was (1.9)%, a decrease of 15.2% from 13.3% for the three months ended June 30, 2018.
For a definition of Adjusted EBITDA and Adjusted EBITDA margin, as well as a reconciliation of Adjusted EBITDA to net (loss) income, the most directly comparable GAAP financial measure, and a calculation of Adjusted EBITDA, see “—Non-GAAP Financial Measures” below.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

	Six Months Ended
	June 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Revenues:
Environmental Solutions	$95,333	$137,897	$(42,564)	(30.9)%
Maintenance and Technical Services	188,861	213,355	(24,494)	(11.5)%
Total revenue	284,194	351,252	(67,058)	(19.1)%
Cost of sales	270,880	301,605	(30,725)	(10.2)%
Gross (Loss) Profit:			—
Environmental Solutions	(921)	34,565	(35,486)	(102.7)%
Maintenance and Technical Services	14,235	15,082	(847)	(5.6)%
Total gross profit	13,314	49,647	(36,333)	(73.2)%
General and administrative expenses	31,385	33,319	(1,934)	(5.8)%
Operating (loss) income	(18,071)	16,328	(34,399)	(210.7)%
Interest expense, net	(9,154)	(9,674)	520	(5.4)%
Income from equity method investment	1,217	1,286	(69)	(5.4)%
(Loss) income before taxes	(26,008)	7,940	(33,948)	(427.6)%
Income tax provision	(6,389)	2,906	(9,295)	(319.9)%
Net (loss) income	(19,619)	5,034	(24,653)	(489.7)%
Less income attributable to non-controlling interest	1,226	1,009	217	21.5%
Net (loss) income attributable to Charah Solutions, Inc.	(20,845)	4,025	(24,870)	(617.9)%
Adjusted EBITDA(1)	$6,553	$43,361	$(36,808)	(84.9)%
Adjusted EBITDA margin(1)	2.3%	12.3%	(10.0)%	N/A

(1)
Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial measures. For a definition of Adjusted EBITDA and Adjusted EBITDA margin, as well as a reconciliation of Adjusted EBITDA to net (loss) income, our most directly comparable GAAP financial measure, and a calculation of Adjusted EBITDA, please read “—Non-GAAP Financial Measures” below.

Revenues. Revenues decreased $67.1 million, or 19.1%, for the six months ended June 30, 2019 to $284.2 million as compared to $351.3 million for the six months ended June 30, 2018. The change in revenues by segment was as follows:
Environmental Solutions Revenues. Environmental Solutions segment revenues decreased $42.6 million, or 30.9%, for the six months ended June 30, 2019 to $95.3 million as compared to $137.9 million for the six months ended June 30, 2018. The decrease was primarily attributable to project completions and the $10.0 million revenue reversal associated with the Brickhaven contract payment, partially offset by a net overall increase in revenues from our byproduct sales offerings.
Maintenance and Technical Services Revenues. Maintenance and Technical Services revenues decreased $24.5 million, or 11.5%, for the six months ended June 30, 2019 to $188.9 million as compared $213.4 million for the six months ended June 30, 2018. The decrease was primarily attributable to reduced scope of nuclear outages and fewer outages in the period, partially offset by a net overall increase in revenues from our fossil services offerings.
Gross (Loss) Profit. Gross (loss) profit decreased $36.3 million, or 73.2%, for the six months ended June 30, 2019 to $13.3 million as compared to $49.6 million for the six months ended June 30, 2018. As a percentage of revenue, gross profit was 4.7% and 14.1% for the six months ended June 30, 2019 and 2018, respectively. The decrease in gross profit margin was primarily driven by project completions, the $10.0 million revenue reversal associated with the Brickhaven contract payment, adverse weather-related impacts and site-specific issues at three remediation sites. The change in gross profit by segment was as follows:
Environmental Solutions Gross (Loss) Profit. Gross (loss) profit for our Environmental Solutions segment decreased $35.5 million, or 102.7%, for the six months ended June 30, 2019 to a gross loss of $0.9 million as compared to a gross profit of

$34.6 million for the six months ended June 30, 2018. The decrease in gross profit was primarily driven by the net roll off of certain jobs within our remediation and compliance services offerings, the $10.0 million revenue reversal associated with the Brickhaven contract payment, adverse weather-related impacts and site-specific issues at three remediation sites.
Maintenance and Technical Services Gross Profit. Gross profit for our Maintenance and Technical Services segment decreased $0.8 million, or 5.6%, for the six months ended June 30, 2019 to $14.2 million as compared to $15.1 million for the six months ended June 30, 2018. The decrease was primarily attributable to a net overall reduction in gross profit from our fossil services offerings, partially offset by a net overall increase in gross profit from our nuclear services offerings.
General & Administrative Expenses. General and administrative expenses decreased $1.9 million, or 5.8%, for the six months ended June 30, 2019 to $31.4 million as compared to $33.3 million for the six months ended June 30, 2018. The decrease was primarily attributable to a reduction in non-recurring legal costs and expenses, non-recurring start-up costs and non-recurring transaction costs, as disclosed in our Adjusted EBITDA calculation included herein, partially offset by increased expenses due to the addition of SCB in March 2018 and incremental costs associated with being a public company as of June 2018.
Interest Expense, Net. Interest expense, net decreased $0.5 million, or 5.4%, for the six months ended June 30, 2019 to $9.2 million as compared to $9.7 million for the six months ended June 30, 2018. The decrease was primarily attributable to a reduction in interest rates associated with the refinancing of our term loan in September 2018, partially offset by non-cash $1.8 million mark-to-market expenses associated with the change in value of our interest rate swap.
Income from Equity Method Investment. Income from equity method investment decreased $0.1 million, or 5.4%, for the six months ended June 30, 2019 to $1.2 million as compared to $1.3 million for the six months ended June 30, 2018. There was a slight decrease period-over-period, which was primarily attributable to a reduction in ash volumes generated by the utility and available for sale by us.
Net (Loss) Income. Net (loss) income decreased $24.7 million, or 489.7%, for the six months ended June 30, 2019 to a net loss of $19.6 million as compared to net income of $5.0 million for the six months ended June 30, 2018. The decrease was primarily attributable to decreased gross profit as disclosed above, offset by an income tax provision of $9.3 million.
Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA decreased $36.8 million, or 84.9%, for the six months ended June 30, 2019 to $6.6 million as compared to $43.4 million for the six months ended June 30, 2018, and our Adjusted EBITDA margin for the six months ended June 30, 2019 was 2.3%, a decrease of 10.0% from 12.3% for the six months ended June 30, 2018.
For a definition of Adjusted EBITDA and Adjusted EBITDA margin, as well as a reconciliation of Adjusted EBITDA to net (loss) income, the most directly comparable GAAP financial measure, and a calculation of Adjusted EBITDA, see “—Non-GAAP Financial Measures” below.
Liquidity and Capital Resources
Our primary sources of liquidity and capital resources are cash flows generated by operating activities and borrowings under the Credit Facility (as defined below). In part due to longer sales cycles, driven by the increase in the size, scope and complexity of remediation and compliance projects that we are bidding on, we have experienced unexpected contract initiation delays and project completion delays which have adversely affected our revenue and overall liquidity.  Our lengthy and complex projects require us to expend large sums of working capital, and delays in payment receipts, project commencement or project completion can adversely affect our financial position and the cash flows that normally would fund our expenditures. But for the Amendment (as defined below), as of June 30, 2019, we would not have been in compliance with the requirement to maintain a consolidated net leverage ratio of 3.75 to 1.00 under the Credit Facility.  On August 13, 2019, we entered into the Amendment, pursuant to which, among other things, the lenders agreed to waive such non-compliance. In addition, pursuant to the terms of the Amendment, the Credit Facility was amended to revise the required financial covenant ratios so that we are not required to comply with any financial covenants through March 30, 2020.  The Amendment also adds a requirement to make two additional scheduled prepayments of outstanding loans under the Credit Facility, including a payment of $50.0 million on or before September 13, 2019, and an additional payment of $40.0 million on or before March 31, 2020. See “—Our Debt Agreements—Existing Credit Facility” below for more information about the Credit Facility and the Amendment.
As of June 30, 2019, we had approximately $9.6 million in cash and believe that we will have sufficient liquidity from cash on hand, cash generated from operations, including the Brickhaven deemed termination payment, and our existing credit facilities to fund our business for the next 12 months. If our liquidity is not sufficient to satisfy our debt payment obligations under the Amendment or our planned operations, we may need to alter our operating activities or consider other sources of liquidity, such as refinancing all or part of our existing debt, selling assets, borrowing additional funds or issuing additional equity and debt, which we may not be able to do on commercially reasonable terms or at all.

Cash Flows
The following table sets forth our cash flow data:

	Six Months Ended
	June 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Cash flows used in operating activities	$(3,428)	$(2,186)	$(1,242)	56.8%
Cash flows used in investing activities	(9,984)	(27,145)	17,161	(63.2)%
Cash flows provided by financing activities	16,093	12,065	4,028	33.4%
Net change in cash	$2,681	$(17,266)	$19,947	115.5%
Operating Activities
Net cash used in operating activities increased $1.2 million, or 56.8%, for the six months ended June 30, 2019 to $3.4 million as compared to $2.2 million for the six months ended June 30, 2018. The change in cash flows used in operating activities was primarily attributable to the period over period decrease in net income.
Investing Activities
Net cash used in investing activities decreased $17.2 million, or 63.2%, for the six months ended June 30, 2019 to $10.0 million as compared to $27.1 million for the six months ended June 30, 2018. The change in cash flows used in investing activities was primarily attributable to the non-recurrence of the $20.0 million used for business acquisitions in March 2018, net of cash received, partially offset by a $3.3 million increase in purchases of property and equipment in the first half of 2019.
Financing Activities
Net cash provided by financing activities increased $4.0 million, or 33.4%, for the six months ended June 30, 2019 to $16.1 million as compared to $12.1 million for the six months ended June 30, 2018. The change in cash flows provided by financing activities was primarily attributable to a $15.4 million increase in the principal balance on the revolver.
Working Capital
Our working capital, which we define as total current assets less total current liabilities, totaled $(17.8) million and $74.1 million at June 30, 2019 and December 31, 2018, respectively. This decrease in working capital for the six months ended June 30, 2019 was primarily the result of the increase in notes payable, current maturities, related to the Company's recent Credit Facility amendment.
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
•a term loan of $205.0 million (the “Closing Date Term Loan”); and

•
a commitment to loan up to a further $25.0 million in term loans, which expires in March 2020 (the “Delayed Draw Commitment” and the term loans funded under such Delayed Draw Commitment, the “Delayed Draw Term Loan”, together with the Closing Date Term Loan, the “Term Loan”).

All amounts associated with the Revolving Loan and the Term Loan under the Credit Facility mature in September 2023, the interest rates per annum applicable to the loans under the Credit Facility are based on a fluctuating rate of interest measured by reference to, at our election, either (i) the Eurodollar rate, currently LIBOR, or (ii) an alternative base rate. Various margins are added to the interest rate based upon our consolidated net leverage ratio. Customary fees are payable in respect of the Credit Facility and include (i) commitment fees (ranging from 0.25% to 0.35% based upon our consolidated net leverage ratio) for unused portions of the Credit Facility and (ii) fees on outstanding letters of credit (ranging from 1.30% to 2.10% based upon our consolidated net leverage ratio). Amounts borrowed under the Credit Facility are secured by essentially all of the assets of the Company.
The Credit Facility contains various representations and warranties, and restrictive covenants that, among other things and subject to specified exceptions, restrict the ability of us and our restricted subsidiaries to grant liens, incur indebtedness (including guarantees), make investments, engage in mergers and acquisitions, make dispositions of assets, make restricted payments or change the nature of our or their business. The Credit Facility contains financial covenants related to the consolidated net leverage ratio and the fixed charge coverage ratio (of 1.20 to 1.00). As of June 30, 2019, we were required to comply with a consolidated net leverage ratio of 3.75 to 1.00 through March 30, 2020, decreasing to 3.50 to 1.00 as of March 31, 2020, further decreasing to 3.25 to 1.00 as of March 31, 2021 and finally decreasing to 3.00 to 1.00 as of March 31, 2022 and thereafter.
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
The Revolving Loan provides a principal amount of up to $50.0 million reduced by outstanding letters of credit. As of June 30, 2019, $35.2 million was outstanding on the Revolving Loan and $12.0 million of letters of credit were outstanding.
But for the amendment described below, as of June 30, 2019, we would not have been in compliance with the requirement to maintain a consolidated net leverage ratio of 3.75 to 1.00. On August 13, 2019, we entered into Amendment No. 2 to Credit Agreement and Waiver (the “Amendment”), pursuant to which, among other things, the required lenders agreed to waive such non-compliance.
In addition, pursuant to the terms of the Amendment, the Credit Facility was amended to revise the required financial covenant ratios such that, after giving effect to the Amendment, we are not required to comply with any financial covenants through March 30, 2020. After March 30, 2020, we will be required to comply with a consolidated net leverage ratio of 6.50 to 1.00 from March 31, 2020 through September 29, 2020, decreasing to 3.00 to 1.00 as of September 30, 2020 and thereafter. After giving effect to the Amendment, we will also be required to comply with a fixed charge coverage ratio of .75 to 1.00 as of March 31, 2020, .90 to 1.00 as of June 30, 2020 and 1.20 to 1.00 thereafter.
As consideration for the accommodations described above, we have agreed that amounts borrowed pursuant to the Delayed Draw Commitment will not exceed $15.0 million at any one time outstanding (without reducing the overall Delayed Draw Commitment amount). In addition, any loans Delayed Draw Term Loans shall incur additional interest at a rate equal to 10.0% per annum on all amounts outstanding in excess of $10.0 million of Delayed Draw Term Loans. Further, the margin of interest that will be charged on all outstanding loans has been increased to 4.00% for loans based on LIBOR and 3.00% for loans based on the alternative base rate. The Amendment revised the amount of (i) the commitment fees to 0.35% at all times for unused portions of the Credit Facility and (ii) fees on outstanding letters of credit to 3.35% at all times. The Amendment also adds a requirement to make two additional scheduled prepayments of outstanding loans under the Credit Facility, including a payment of $50.0 million on or before September 13, 2019 and an additional payment of $40.0 million on or before March 31, 2020.
The Company believes collection of the payment related to the early completion of the Brickhaven deemed termination (see Note 15) is probable before the $50.0 million September 13, 2019 required debt payment, and such proceeds will be used to fund this required prepayment. While management believes it is unlikely, any delay in the receipt of this payment could require the Company to amend or obtain a waiver from the Administrative Agent to remain in compliance with the Amendment to the Credit Agreement. There is no assurance that we could obtain such amendment or waiver.
Regarding the March 2020 debt payment of $40.0 million, management has evaluated its ability to make this payment using our most recent financial forecast. Based on this evaluation, management believes it is probable that the Company will be able to make this payment. Management’s assessment is based upon the anticipated availability under the revolving credit facility, projected cash flows from operations, and prudent working capital management. The financial forecast does not anticipate incurring material unexpected losses in existing operations or new work awards being materially delayed. If these or other unanticipated headwinds in our business occur, the Company could be required to amend or obtain a waiver from the Administrative Agent regarding the $40.0 million payment due in March 2020, and there is no assurance that we could obtain such amendment or waiver.
The Amendment also includes revisions to the restrictive covenants, including removing certain exceptions to the restrictions on our ability to make acquisitions, to make investments and to make dividends or other distributions. After giving effect to the Amendment, we will not be permitted to make any distributions or dividends to our shareholders without the consent of the required lenders.
Equipment Financing Facilities
We have entered into various equipment financing arrangements to finance the acquisition of certain equipment (the “Equipment Financing Facilities”). As of June 30, 2019, we had equipment lines of credit allowing borrowings of $4.0 million, of which $1.0 million was utilized. In addition, we had $36.1 million of equipment notes outstanding as of June 30, 2019. Each of the Equipment Financing Facilities includes non-financial covenants, and, as of June 30, 2019, we were in compliance with these covenants.

Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and Adjusted EBITDA margin are not financial measures determined in accordance with GAAP.
We define Adjusted EBITDA as net (loss) income before interest expense, income taxes, depreciation and amortization, equity-based compensation, non-recurring legal and start-up costs and expenses, the Brickhaven contract deemed termination revenue reversal, and transaction-related expenses and other items. Adjusted EBITDA margin represents the ratio of Adjusted EBITDA to total revenues.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Net (loss) income attributable to Charah Solutions, Inc.	$(18,026)	$3,220	$(20,845)	$4,025
Interest expense, net	4,102	5,543	9,154	9,674
Income tax provision	(5,628)	2,906	(6,389)	2,906
Depreciation and amortization	5,378	8,704	11,635	17,135
Elimination of certain non-recurring legal costs and expenses(1)	—	2,489	(746)	5,169
Elimination of certain non-recurring start-up costs(2)	—	688	—	1,480
Equity-based compensation	799	1,292	1,007	1,403
Brickhaven contract deemed termination revenue reversal	10,000	—	10,000	—
Transaction-related expenses and other items(3)	1,022	1,157	2,737	1,569
Adjusted EBITDA	$(2,353)	$25,999	$6,553	$43,361
Adjusted EBITDA margin(4)	(1.9)%	13.3%	2.3%	12.3%

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

Off-Balance Sheet Arrangements
We currently have no material off-balance sheet arrangements.
Contractual Obligations
As of June 30, 2019, there have been no material changes, outside the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” as contained in our Annual Report on Form 10-K for the year ended December 31, 2018.
Subsequent to June 30, 2019, we entered into the Amendment to the Credit Facility, pursuant to which, among other things, a requirement was added to make two additional scheduled prepayments of outstanding loans under the Credit Facility, including a payment of $50.0 million on or before September 13, 2019 and an additional payment of $40.0 million on or before March 31, 2020.
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
Interest Rate Risk
As of June 30, 2019, we had $202.3 million of debt outstanding under the Term Loan and Delayed Draw Commitment and $35.2 million of debt outstanding under the Revolving Loan, with a weighted-average interest rate of 5.1%. A 1.0% increase or decrease in the weighted-average interest rate would increase or decrease interest expense by approximately $2.4 million per year assuming a consistent debt balance and before taking into consideration any impact from our interest rate cap. We currently have an interest rate cap in place with respect to outstanding indebtedness under the Term Loan that provides a ceiling on three-month LIBOR at 2.5% for a notional amount of $150.0 million.
Subsequent to June 30, 2019, we entered into the Amendment to the Credit Facility, pursuant to which, among other things, (i) any Delayed Draw Term Loans shall incur additional interest at a rate equal to 10.0% per annum on all amounts outstanding in excess of $10.0 million of Delayed Draw Term Loans and (ii) the margin of interest that will be charged on all outstanding loans under the Credit Facility has been increased to 4.00% for loans based on LIBOR and 3.00% for loans based on the alternative base rate.
Credit Risk
While we are exposed to credit risk in the event of non-performance by counterparties, the majority of our customers are investment grade companies and we do not anticipate non-performance. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d‑15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2019, at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We are party to a lawsuit filed against North Carolina by an environmental advocacy group alleging that the issuance by the state of certain permits associated with our Brickhaven clay mine reclamation site exceeded the state’s power. Although the state’s authority to issue the bulk of the permits (i.e., the allowance to reclaim the original site with coal ash) was upheld, the portion of the permits that allows us to “cut and prepare” an additional portion of the site was held by the North Carolina Superior Court to exceed the relevant agency’s statutory authority. The North Carolina Superior Court’s decision was reversed and remanded back to the North Carolina Office of Administrative Hearing. Dispositive motions filed by us and the North Carolina Department of Environmental Quality are pending before the North Carolina Office of Administrative Hearing.
Allied and its affiliate, Allied Power Resources, LLC, have been named in a collective action lawsuit filed in the U.S. District Court for the Northern District of Illinois, alleging violations of the Fair Labor Standards Act, and which includes related class claims alleging violations of the Illinois Minimum Wage Law and the Pennsylvania Minimum Wage Act for failure to pay overtime.  This case is one of a series filed against companies in the oil, gas and energy industries in Illinois and Texas. The parties mediated this case in November 2018 and reached a settlement, contingent upon court approval. With respect to such settlement, the joint motion to approve the settlement has been submitted to and is pending with the court for approval.
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
Item 1A. Risk Factors
Except as noted below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018. For a detailed discussion of known material factors which could materially affect our business, financial condition or future results, refer to Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our debt agreements, which may not be successful.
Our ability to make scheduled payments, including a prepayment of $50.0 million on or before September 13, 2019 and an additional prepayment of $40.0 million on or before March 31, 2020 on outstanding loans under the Credit Facility, or to refinance debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to pay the principal, premium (if any), and interest on our indebtedness.
If cash flows and capital resources are insufficient to service our debt, we may be forced to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, which we may not be able to do on commercially reasonable terms or at all, or we may be required to search for alternative measures to finance current and ongoing obligations of our business. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.
We rely on technology in our business and any technology disruption or delay in implementing new technology could adversely affect our business.
We believe investments in new technology and processes present opportunities to provide higher-margin offerings while also improving the environment. We also depend on digital technologies to process and record financial and operating data and rely on sophisticated information technology systems and infrastructure to support our business, including process control technology. The failure of our technology initiatives and systems to perform as we anticipate or delay in implementing new technology could adversely affect our financial condition, results of operations and cash flows. For example, within our byproduct sales offerings, which is part of our Environmental Solutions segment, the roll-out of our technology initiatives, including our MP618 thermal beneficiation technology and our grinding technology, has been slower than previously anticipated, resulting in lower than expected contribution to operating results.
Additionally, if competitors implement new technologies before we do, allowing such competitors to provide lower priced or enhanced services of superior quality compared to those we provide, this could have an adverse effect on our financial condition, results of operations and cash flows.

Our financial condition and results of operations could suffer and be adversely affected if we incur an impairment of goodwill or other intangible assets.
We are required to test goodwill and other intangible assets annually and on an interim basis if an event occurs or there is a change in circumstance that would more likely than not reduce the fair value of our reporting unit below its carrying values or that indicates that the carrying value of such intangible asset is not recoverable. When the carrying value of a reporting unit exceeds its fair value, a charge to operations, up to the total amount of the intangible, is recorded. If the carrying amount of an intangible asset is not recoverable, a charge to operations is recognized. Either event would result in incremental expenses for that period, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred.
The valuation used to test goodwill for impairment is dependent upon a number of significant estimates and assumptions, including macroeconomic conditions, growth rates, competitive activities, cost containment, margin expansion and our business plans. We believe these estimates and assumptions are reasonable. However, future changes in the judgments, assumptions and estimates that are used in our impairment testing for goodwill, including discount and tax rates or future cash flow projections, could result in significantly different estimates of the fair values. As a result of these factors and the related cushion as of the date of the previous annual impairment test, goodwill for the Environmental Solutions reporting unit is more susceptible to impairment risk. If the assumptions used in our analysis are not realized, it is possible that an impairment charge may need to be recorded in the future which could have a material adverse effect on our financial condition and results of operations.

Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Charah Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8‑K filed June 22, 2018 (File No. 001‑38523)).
3.2	Amended and Restated Bylaws of Charah Solutions, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8‑K filed June 22, 2018 (File No. 001‑38523)).
10.1*†	Form of Performance Share Unit Grant Notice (Form for grantee with employment agreement)
10.2*†	Form of Performance Share Unit Grant Notice (Form for grantee without employment agreement)
10.3*†	Form of Restricted Stock Unit Grant Notice (Form for grantee with employment agreement)
10.4*†	Form of Restricted Stock Unit Grant Notice (Form for grantee without employment agreement)
10.5†
Employment Agreement between Charah, LLC, Charah Solutions, Inc. and Roger D. Shannon, dated June 17, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed June 14, 2019 (File No. 001-38523)).

10.6†
Amended and Restated Employment Agreement between Charah, LLC, Charah Solutions, Inc. and Scott A. Sewell, dated June 10, 2019 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed June 14, 2019 (File No. 001-38523)).

10.7
Amendment No. 2 to Credit Agreement and Waiver between Charah Solutions, Inc., Bank of America, N.A., as administrative agent, the lenders party thereto and certain subsidiary guarantors named therein, dated August 13, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 14, 2019 (File No. 001-38523)).

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

CHARAH SOLUTIONS, INC.

August 14, 2019	By:	/s/ Scott A. Sewell
	Name:	Scott A. Sewell
	Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

August 14, 2019	By:	/s/ Roger D. Shannon
	Name:	Roger Shannon
	Title:	Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)