Form 10-Q
period 2019-09-30
Charah Solutions, Inc.
filed 2019-11-13
CIK 1730346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10‑Q
____________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission File Number: 001-38523
____________________________
CHARAH SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)
____________________________

Delaware	82-4228671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12601 Plantside Drive Louisville, Kentucky	40299
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (502) 245-1353
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CHRA	New York Stock Exchange
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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
As of November 4, 2019, the registrant had 29,622,835 shares of common stock outstanding.

CHARAH SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
The information in this Quarterly Report on Form 10‑Q (this “Quarterly Report”) includes “forward‑looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenue and losses, projected costs, prospects, plans and objectives of management are forward‑looking statements. When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward‑looking statements, although not all forward‑looking statements contain such identifying words. When considering forward‑looking statements, you should keep in mind the risk factors and other cautionary statements included in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018 and in Part II, “Item 1A. Risk Factors” of this Quarterly Report and elsewhere herein. These forward‑looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.
Forward‑looking statements may include statements about:

•	our business strategy;

•	our operating cash flows, the availability of capital and our liquidity;

•	our future revenue, income and operating performance;

•	our ability to sustain and improve our utilization, revenue and margins;

•	our ability to maintain acceptable pricing for our services;

•	our future capital expenditures;

•	our ability to finance equipment, working capital and capital expenditures;

•	competition and government regulations;

•	our ability to obtain permits and governmental approvals;

•	pending legal or environmental matters or liabilities;

•	environmental hazards;

•	industrial accidents;

•	business or asset acquisitions;

•	general economic conditions;

•	credit markets;

•	our ability to successfully develop our research and technology capabilities and to implement technological developments and enhancements;

•	uncertainty regarding our future operating results; and

•	plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.
We caution you that these forward‑looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, the risks described under Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018 and under Part II, “Item 1A. Risk Factors” of this Quarterly Report and elsewhere herein. Should one or more of the risks or uncertainties described occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward‑looking statements.
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

ii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CHARAH SOLUTIONS, INC.
Condensed Consolidated Balance Sheets
(dollars in thousands except per share data)
(Unaudited)

	September 30, 2019	December 31, 2018

Assets
Current assets:
Cash	$7,586	$6,900
Trade accounts receivable	68,072	60,742
Receivable from affiliates	598	894
Costs and estimated earnings in excess of billings	11,550	86,710
Inventory	15,487	25,797
Income tax receivable	2,860	—
Prepaid expenses and other current assets	5,781	5,133
Total current assets	111,934	186,176
Property and equipment:
Plant, machinery and equipment	73,808	74,896
Structural fill site improvements	55,760	55,760
Vehicles	19,455	17,407
Office equipment	2,537	1,623
Buildings and leasehold improvements	262	262
Structural fill sites	7,110	7,110
Construction in progress	10,636	3,488
Total property and equipment	169,568	160,546
Less accumulated depreciation	(83,994)	(71,605)
Property and equipment, net	85,574	88,941
Other assets:
Trade names, net	34,816	34,920
Customer relationships, net	57,977	63,898
Technology, net	1,702	1,853
Non-compete and other agreements, net	72	180
Other intangible assets, net	—	22
Goodwill	74,213	74,213
Other assets	—	891
Deferred tax asset	10,250	2,747
Equity method investment	5,294	5,060
Total assets	$381,832	$458,901

CHARAH SOLUTIONS, INC.
Condensed Consolidated Balance Sheets
(dollars in thousands except per share data)
(Unaudited)

	September 30, 2019	December 31, 2018
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$29,575	24,821
Billings in excess of costs and estimated earnings	393	1,352
Notes payable, current maturities	60,565	23,268
Accrued payroll and bonuses	23,373	15,480
Asset retirement obligation, current portion	13,738	14,704
Purchase option liability	7,110	10,017
Accrued expenses	20,735	22,473
Other liabilities	1,207	—
Total current liabilities	156,696	112,115
Long-term liabilities:
Contingent payments for acquisitions	11,417	11,214
Asset retirement obligation, less current portion	4,029	11,361
Line of credit	10,215	19,799
Notes payable, less current maturities	128,550	211,022
Total liabilities	310,907	365,511
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Retained (losses) earnings	(14,744)	9,414
Common Stock, $0.01 par value; 200,000,000 shares authorized; 29,622,835 and 29,082,988 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	296	291
Additional paid-in capital	84,340	82,880
Total stockholders’ equity	69,892	92,585
Non-controlling interest	1,033	805
Total equity	70,925	93,390
Total liabilities and equity	$381,832	$458,901

See accompanying notes to condensed consolidated & combined financial statements.

CHARAH SOLUTIONS, INC.
Condensed Consolidated & Combined Statements of Operations
(dollars in thousands except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue	$121,113	$186,002	$405,307	$537,254
Cost of sales	107,254	159,296	378,134	460,901
Gross profit	13,859	26,706	27,173	76,353
General and administrative expenses	14,096	32,625	45,481	65,944
Operating (loss) income	(237)	(5,919)	(18,308)	10,409
Interest expense, net	(3,833)	(17,034)	(12,987)	(26,708)
Income from equity method investment	667	786	1,884	2,072
Loss before income taxes	(3,403)	(22,167)	(29,411)	(14,227)
Income tax benefit	(1,100)	(5,667)	(7,489)	(2,761)
Net loss	(2,303)	(16,500)	(21,922)	(11,466)
Less income attributable to non-controlling interest	1,010	895	2,236	1,904
Net loss attributable to Charah Solutions, Inc.	$(3,313)	$(17,395)	$(24,158)	$(13,370)

Loss per common share:
Basic	$(0.11)	$(0.60)	$(0.82)	$(0.52)
Diluted	$(0.11)	$(0.60)	$(0.82)	$(0.52)

Weighted-average shares outstanding used in loss per common share:
Basic	29,604,500	29,082,988	29,451,873	25,776,720
Diluted	29,604,500	29,082,988	29,451,873	25,776,720

Pro forma net loss information (See Note 1):
Net loss attributable to Charah Solutions, Inc. before provision for income taxes	$(4,413)	$(23,062)	$(31,647)	$(16,131)
Pro forma provision for income taxes	(1,100)	(5,667)	(7,489)	(4,358)
Pro forma net loss attributable to Charah Solutions, Inc.	$(3,313)	$(17,395)	$(24,158)	$(11,773)

See accompanying notes to condensed consolidated & combined financial statements.

CHARAH SOLUTIONS, INC.
Condensed Consolidated & Combined Statements of Stockholders’ and Members’ Equity
(dollars in thousands)
(Unaudited)

	For the Three Months Ended September 30, 2019
	Charah Solutions, Inc.
	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Retained Losses	Total	Non-Controlling Interest	Total
Balance, June 30, 2019	29,586,165	$296	$83,681	$(11,431)	72,546	$1,023	$73,569
Net (loss) income	—	—	—	(3,313)	(3,313)	1,010	(2,303)
Distributions	—	—	—	—	—	(1,000)	(1,000)
Share-based compensation expense	—	—	659	—	659	—	659
Shares issued under share-based compensation plans	36,670	—	—	—	—	—	—
Balance, September 30, 2019	29,622,835	$296	$84,340	$(14,744)	$69,892	$1,033	$70,925

	For the Three Months Ended September 30, 2018
	Charah Solutions, Inc.
	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Retained Earnings	Total	Non-Controlling Interest	Total
Balance, June 30, 2018	29,082,988	$291	$80,450	$22,341	$103,082	$886	$103,968
Net (loss) income	—	—	—	(17,395)	(17,395)	895	(16,500)
Distributions	—	—	—	—	—	(905)	(905)
Share-based compensation expense	—	—	1,046	—	1,046	—	1,046
Deferred offering costs	—	—	(294)	—	(294)	—	(294)
Balance, September 30, 2018	29,082,988	$291	$81,202	$4,946	$86,439	$876	$87,315

	For the Nine Months Ended September 30, 2019
	Charah Solutions, Inc.
	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Retained Earnings (Losses)	Total	Non-Controlling Interest	Total
Balance, December 31, 2018	29,082,988	$291	$82,880	$9,414	$92,585	$805	$93,390
Net (loss) income	—	—	—	(24,158)	(24,158)	2,236	(21,922)
Distributions	—	—	—	—	—	(2,008)	(2,008)
Share-based compensation expense	—	—	1,666	—	1,666	—	1,666
Shares issued under share-based compensation plans	568,500	5	(5)	—	—	—	—
Shares repurchased	(28,653)	—	(201)	—	(201)	—	(201)
Balance, September 30, 2019	29,622,835	$296	$84,340	$(14,744)	$69,892	$1,033	$70,925

	For the Nine Months Ended September 30, 2018
	Charah Solutions, Inc.
	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Charah, LLC Members’ Interest	Allied Power Management, LLC Members’ Interest	Retained Earnings	Total	Non-Controlling Interest	Total
Balance, December 31, 2017	—	$—	$—	$19,718	$9,687	$18,316	$47,721	$598	$48,319
Net (loss) income	—	—	—	—	—	(13,370)	(13,370)	1,904	(11,466)
Share-based compensation expense	—	—	—	214	—	—	214	—	214
Distributions	—	—	—	(686)	—	—	(686)	(1,626)	(2,312)
Conversion from members' interest to common stock	23,436,398	234	28,699	(19,246)	(9,687)	—	—	—	—
Issuance of shares	5,294,117	53	59,188	—	—	—	59,241	—	59,241
Share based common stock issued	372,169	4	(4)	—	—	—	—	—	—
Shares repurchased	(19,696)	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	2,235	—	—	—	2,235	—	2,235
Deferred offering costs	—	—	(8,916)	—	—	—	(8,916)	—	(8,916)
Balance, September 30, 2018	29,082,988	$291	$81,202	$—	$—	$4,946	$86,439	$876	$87,315

See accompanying notes to condensed consolidated & combined financial statements.

CHARAH SOLUTIONS, INC.
Condensed Consolidated & Combined Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(21,922)	$(11,466)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,034	33,898
Amortization of debt issuance costs	520	11,460
Deferred income tax benefit	(7,503)	(3,076)
Loss on sale of fixed assets	1,732	749
Income from equity method investment	(1,884)	(2,072)
Distributions received from equity investment	1,650	1,689
Non-cash share-based compensation	1,666	2,449
Loss (gain) on interest rate swap	2,098	(2,857)
Interest accreted on contingent earnout liability	203	—
Changes in cash due to changes in:
Trade accounts receivable	(7,330)	(21,706)
Costs and estimated earnings in excess of billings	75,160	(54,590)
Inventory	10,310	(4,480)
Accounts payable	4,754	4,192
Billings in excess of costs and estimated earnings	(959)	(11,283)
Asset retirement obligation	(8,298)	7,834
Other current assets and liabilities	2,944	38,755
Net cash provided by (used in) operating activities	70,175	(10,504)

Cash flows from investing activities:
Proceeds from the sale of equipment	1,672	1,297
Purchases of property and equipment	(13,672)	(14,948)
Payments for business acquisitions, net of cash received	—	(19,983)
Purchase of intangible assets	—	(31)
Net cash used in investing activities	(12,000)	(33,665)

	Nine Months Ended
	September 30,
	2019	2018

Cash flows from financing activities:
Net (payments) proceeds on line of credit	(9,584)	5,106
Proceeds from long-term debt	16,907	214,330
Principal payments on long-term debt	(62,603)	(251,563)
Repurchases of shares	(201)	—
Payments of offering costs	—	(8,916)
Issuance of common stock	—	59,241
Distributions to non-controlling interest	(2,008)	(1,626)
Distributions to members	—	(686)
Net cash (used in) provided by financing activities	(57,489)	15,886
Net increase (decrease) in cash	686	(28,283)
Cash, beginning of period	6,900	32,264
Cash, end of period	$7,586	$3,981

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$8,562	$19,244
Cash paid during the year for taxes	$91	$—
Non-cash investing and financing transactions
During the nine months ended September 30, 2019 and 2018, the Company purchased equipment with seller-provided financing of $0 and $13,441, respectively.

See accompanying notes to condensed consolidated & combined financial statements.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements
(dollars in thousands except per share and unit data)
(Unaudited)
1. Nature of Business and Basis of Presentation
Organization
Charah Solutions, Inc. (together with its subsidiaries, “Charah Solutions,” the “Company,” “we,” “us” or “our”) was formed as a Delaware corporation in January 2018 and did not conduct any material business operations prior to the reorganization transactions described below other than certain activities related to the initial public offering (the “IPO”), which was completed on June 18, 2018. Charah Solutions is a holding company, the sole material assets of which consist of membership interests in Charah Management LLC, a Delaware limited liability company (“Charah Management”), and Allied Power Holdings, LLC, a Delaware limited liability company (“Allied Power Holdings”). Through the Company’s ownership of Charah Management and Allied Power Holdings, the Company owns the outstanding equity interests in Charah, LLC, a Kentucky limited liability company (“Charah”), and Allied Power Management, LLC, a Delaware limited liability company (“Allied”), the subsidiaries through which Charah Solutions operates its businesses. The historical financial data presented herein as of September 30, 2019 and December 31, 2018 and for the periods after the June 18, 2018 corporate reorganization described below is that of Charah and Allied on a consolidated basis, and is on a combined basis for the periods prior to the June 18, 2018 corporate reorganization.
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
The accompanying unaudited condensed consolidated and combined financial statements have been prepared in accordance with rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, which consist of normal recurring adjustments. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. The accompanying unaudited condensed consolidated and combined financial statements should be read in conjunction with the audited consolidated and combined financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Related Party Transactions
The Company rents their corporate office, housing at work sites and a condo from Price Real Estate, LLC (“Price Real Estate”), an entity owned by a stockholder of the Company. The lease for the corporate office is a triple net lease through May 31, 2020, requiring monthly payments of $39 as of September 30, 2019, increasing by the consumer price index each year on June 1. Other property is rented on a month-to-month basis. Rental expense was $117 and $116 during the three months ended September 30, 2019 and 2018, respectively, and $349 and $342 during the nine months ended September 30, 2019 and 2018, respectively. The Company had no receivables outstanding from Price Real Estate and no payables due to Price Real Estate as of September 30, 2019 and December 31, 2018.
Brown & Root Industrial Services, LLC (“B&R”), an entity 50% owned by BCP, our majority stockholder, provided subcontracted construction services at one of our remediation and compliance service sites. Expenses to B&R were $0 and $4,125 during the three months ended September 30, 2019 and 2018, respectively, and $1,311 and $12,750 during the nine months ended September 30, 2019 and 2018, respectively. The Company had no receivables outstanding from B&R as of September 30, 2019 and December 31, 2018. The Company had payables, net of credit memos, due to B&R of $1,419 and $4,919 as of September 30, 2019 and December 31, 2018, respectively.
2. Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The core principle of Accounting Standards Codification (“ASC”) Topic 606 is to recognize revenue when a customer obtains control of a good or service, in an amount that reflects the consideration to which an entity is expected to be entitled for those goods or services. Additionally, this ASU requires enhanced qualitative and quantitative disclosures regarding customer contracts. This ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a full retrospective transition method or a modified retrospective with cumulative effect transition method.
To assess the impact of this ASU, we utilized internal resources to lead the implementation effort and supplemented them with external resources. The Company’s adoption activities were performed over three phases: (i) assessment, (ii) design and (iii) implementation using a cross-functional team that included accounting, operational and information technology personnel.
Based on our work to date, we believe we have identified all material contract types, revenue and costs that may be impacted by implementing ASC Topic 606. Generally, the Company believes the majority of its contracts will have similar

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements, continued
(dollars in thousands except per share and unit data)
(Unaudited)

performance obligations under ASC Topic 606 as compared with the units of account previously identified. We have identified certain contracts where the timing of revenue recognition will change under ASC Topic 606. Prior to the adoption of ASC Topic 606, revenue recorded for certain contracts with fluctuating rates per unit matched the amount that was billed to the customer. In accordance with ASC Topic 606, for contracts with fluctuating rates per unit that are not directly related to changes in the Company’s effort to perform under the contract, the Company will recognize revenue based on the stand-alone selling price per unit, calculated as the average rate per unit over the term of those contractual rates. This accounting treatment will at times create a contract asset or liability for the difference between the revenue recognized and the amount billable/billed to the customer.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), requiring all leases to be recognized on the balance sheet as a right-of-use asset and a lease liability, unless the lease is a short-term lease (generally a lease with a term of 12 months or less). At the commencement date of the lease, the Company will recognize: (i) a lease liability for the Company’s obligation to make payments under the lease agreement, measured on a discounted basis; and (ii) a right-of-use asset that represents the Company’s right to use, or control the use of, the specified asset for the lease term. This ASU originally required recognition and measurement of leases at the beginning of the earliest period presented using a modified retrospective transition method.  In July 2018, the FASB issued ASU No. 2018-11, which provided an additional (and optional) transition method that permits application of this ASU at the adoption date with recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In October 2019, the FASB delayed the effective date of this ASU, extending the effective date for non-public business entities and making the ASU effective for the Company for the fiscal year ending December 31, 2021, and interim periods within the fiscal year ending December 31, 2022, with early adoption permitted. The Company has not yet selected a transition method and is currently evaluating the effect that the adoption of this ASU will have on its consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326) — Measurement of Credit Losses on Financial Instruments, which introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The new model will apply to: (1) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, (2) loan commitments and certain other off-balance sheet credit exposures, (3) debt securities and other financial assets measured at fair value through other comprehensive income, and (4) beneficial interests in securitized financial assets. The amendments contained in this ASU will be applied through a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. In November 2018, the FASB issued ASU No. 2018-19, which amended the effective date of ASU No. 2016-13 and clarified that receivables arising from operating leases are not within the scope of Subtopic 326-20. In October 2019, the FASB delayed the effective date of this ASU, extending the effective date for non-public business entities and making the ASU effective for the Company for the fiscal year ending December 31, 2023, and interim periods therein, with early adoption permitted. The Company is currently evaluating the effect that the adoption of this ASU will have on its consolidated financial statements.
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

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements, continued
(dollars in thousands except per share and unit data)
(Unaudited)

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230). This ASU requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Upon adopting this ASU, amounts generally described as restricted cash or restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the consolidated statement of cash flows. ASU No. 2016-18 is effective for the Company for interim and annual periods beginning after December 15, 2018. The Company adopted ASU No. 2016-18 effective January 1, 2019, with retrospective application to our consolidated and combined statements of cash flows so that the consolidated and combined statements of cash flows present a reconciliation of the changes in cash and cash equivalents and restricted cash. The adoption of this ASU did not have a material impact on our consolidated financial statements. As a result of this retrospective adoption, the amount of cash and cash equivalents previously presented in the consolidated and combined statements of cash flows increased by $3,358 to reflect the inclusion of restricted cash in the amount reported for changes in cash, cash equivalents and restricted cash as of the beginning and end of the period for the period from January 1, 2017 through January 12, 2017 and as of the beginning of the period for the period from January 13, 2017 through December 31, 2017.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the measurement of goodwill impairment by eliminating the requirement that an entity compute the implied fair value of goodwill based on the fair values of its assets and liabilities to measure impairment. Instead, goodwill impairment will be measured as the difference between the fair value of the reporting unit and the carrying value of the reporting unit. This ASU also clarifies the treatment of the income tax effect of tax-deductible goodwill when measuring goodwill impairment loss. In October 2019, the FASB delayed the effective date for implementation of ASU No.2017-04. The Company will be required to adopt ASU No. 2017-04 for annual and any interim impairment tests for the periods beginning after January 1, 2023. ASU No. 2017-04 must be applied prospectively, with early adoption permitted. The Company is currently evaluating the effect that the adoption of this ASU will have on its consolidated financial statements.
3. Business Combination
On March 30, 2018, Charah Management completed a transaction with SCB Materials International, Inc. and affiliated entities (“SCB”), a previously unrelated third party, pursuant to which Charah Solutions acquired certain assets and liabilities of SCB for a purchase price of $35,000, with $20,000 paid at closing and $15,000 to be paid over time in conjunction with certain performance metrics. The contract also contained various mechanisms for a working capital true-up. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The allocation of the purchase price for the acquisition was finalized as of March 31, 2019 (as summarized below) with the recognized goodwill allocated to the Environmental Solutions segment. The total amount of goodwill deductible for tax purposes is $2,025.
In November 2018, the $15,000 to be paid over time was reduced by $3,300. The present value of the future payments using a discount rate of 2.50% was determined to be $11,014. The Company expects the future payments to occur in 2020 and beyond. The allocation of the purchase price for the acquisition is as follows:

Cash acquired	$17
Net working capital, excluding cash	21,255
Property, plant and equipment	5,300
Trade name intangible assets	694
Customer relationship intangible assets	742
Technology	1,972
Non-compete and other agreements	289
Goodwill	745
Total purchase price	$31,014
Revenue of $14,890 and $31,463, respectively, and earnings of $368 and $1,322, respectively, from the acquired business were included in the unaudited condensed consolidated and combined statements of operations for the three and nine months ended September 30, 2018.
The following unaudited information presents the pro forma consolidated revenue and net loss for the nine months ended September 30, 2018 as if the acquisition had been included in the consolidated results of operations beginning January 1, 2017.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements, continued
(dollars in thousands except per share and unit data)
(Unaudited)

Nine Months Ended
September 30,
2018
Pro forma revenue	$554,077
Pro forma net loss attributable to Charah Solutions, Inc.	(12,568)
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
The pro forma results reflect the elimination of $589 of direct acquisition costs that were incurred in the nine months ended September 30, 2018 (since for purposes of the pro forma presentation they have been reflected in 2017 instead of in 2018). For all periods presented, historical depreciation and amortization expense of the acquired business was adjusted to reflect the acquisition date fair value amounts of the related tangible and intangible assets. No other material pro forma adjustments were deemed necessary, either to conform the acquisition to the Company’s accounting policies or for any other situation. The pro forma information is not necessarily indicative of the results that would have been achieved had the transactions occurred on the date indicated or that may be achieved in the future.
4. Equity Method Investment
Charah has an investment in a company that provides ash management and remarketing services to the electric utility industry. Charah accounts for its investment under the equity method of accounting because Charah has significant influence over the financial and operating policies of the company. Charah had a receivable due from the equity method investment of $264 and $108 at September 30, 2019 and December 31, 2018, respectively.
Summarized balance sheet information of our equity method investment entity is as follows:

	September 30, 2019	December 31, 2018
Current assets	$3,091	$2,619
Noncurrent assets	423	508
Total assets	$3,514	$3,127
Current liabilities	526	607
Equity of Charah	5,294	5,060
Equity of joint venture partner	(2,306)	(2,540)
Total liabilities and members’ equity	$3,514	$3,127
Summarized financial performance of our equity method investment entity is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue	$2,647	$3,409	$7,400	$8,438
Net income	1,334	1,572	3,767	4,144
Charah Solutions’ share of net income	667	786	1,884	2,072

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements, continued
(dollars in thousands except per share and unit data)
(Unaudited)

The following table reflects our proportional ownership activity in our investment account:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Opening balance	$5,218	$5,354	$5,060	$5,006
Distributions	(591)	(751)	(1,650)	(1,689)
Share of net income	667	786	1,884	2,072
Closing balance	$5,294	$5,389	$5,294	$5,389

5. Goodwill and Intangible Assets
The Company’s goodwill and intangible assets consist of the following:

	September 30, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangibles:
Customer relationships	$78,942	$(20,965)	$78,942	$(15,044)
Technology	2,003	(301)	2,003	(150)
Non-compete and other agreements	289	(216)	289	(109)
SCB trade name	694	(208)	694	(104)
Rail easement	110	(110)	110	(88)
Total	$82,038	$(21,800)	$82,038	$(15,495)

Indefinite-lived intangibles:
Charah trade name	$34,330		$34,330
Goodwill	74,213		74,213
Total	$108,543		$108,543
Definite-Lived Intangible Assets
As of September 30, 2019 and December 31, 2018, definite-lived intangible assets included customer relationships, technology, non-compete and other agreements, SCB trade name (see Note 3) and a rail easement. These assets are amortized on a straight-line basis over their estimated useful lives as shown in the table below. Amortization expense was $2,094 and $2,135 during the three months ended September 30, 2019 and 2018, respectively, and $6,305 and $6,232 during the nine months ended September 30, 2019 and 2018, respectively.

Definite-Lived Intangible Asset	Useful Life
Customer relationships	10 years
Technology	10 years
Non-compete and other agreements	2 years
SCB trade name	5 years
Rail easement	2 years
Goodwill and Indefinite-Lived Intangible Assets
Goodwill represents the excess purchase price over the fair value of the net assets acquired in a business combination. Our goodwill included in the unaudited condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements, continued
(dollars in thousands except per share and unit data)
(Unaudited)

was $74,213. Our intangible assets as of September 30, 2019 and December 31, 2018 include a trade name valued at $34,330 that is considered to have an indefinite life.
Goodwill and indefinite-lived intangible assets are not amortized, but instead are tested for impairment annually or more often if events or changes in circumstances indicate that the fair value of the asset may have decreased below its carrying value. We perform our impairment test effective October 1st of each year and evaluate for impairment indicators between annual impairment tests.
As a result of the Company’s decline in revenue and the operating loss recognized for the six months ended June 30, 2019, the Company performed the first step of the two step analysis for the Environmental Solutions reporting unit during the quarter ended June 30, 2019 and determined that no impairment of goodwill occurred as a result of this triggering event. The Environmental Solutions reporting unit’s fair value, as calculated, was approximately 5.4% greater than its book value as of June 30, 2019. We determined that there were no additional indicators of impairment at September 30, 2019 or September 30, 2018 in the Environmental Solutions or Maintenance and Technical Services reporting units.
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
The most significant assumptions utilized in the determination of the estimated fair value of the Environmental Solutions reporting unit are the net sales and earnings growth rates (including residual growth rates) and the discount rate. The residual growth rate represents the rate at which the reporting unit is expected to grow beyond the shorter-term business planning period. The residual growth rate utilized in our fair value estimate is consistent with the reporting unit operating plans and approximates expected long-term category market growth rates and inflation. The discount rate, which is consistent with a weighted average cost of capital that is likely to be expected by a market participant, is based upon industry required rates of return, including consideration of both debt and equity components of the capital structure. Our discount rate may be impacted by adverse changes in the macroeconomic environment, volatility in the equity and debt markets or other factors.
While management can and has implemented strategies to address these events, changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that would trigger future impairment charges of the reporting unit’s goodwill balance. The table below provides a sensitivity analysis for the Environmental Solutions reporting unit, utilizing reasonably possible changes in the assumptions for the shorter-term revenue and residual growth rates and the discount rate, to demonstrate the potential impacts to the estimated fair values. The table below provides, in isolation, the estimated fair value impacts related to (i) a 75-basis point increase to the discount rate assumption and (ii) a 100-basis point decrease to our shorter-term revenue and residual growth rates assumptions, both of which would result in impairment charges.

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

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements, continued
(dollars in thousands except per share and unit data)
(Unaudited)

All amounts associated with the Revolving Loan and the Term Loan under the Credit Facility mature in September 2023. The interest rates per annum applicable to the loans under the Credit Facility are based on a fluctuating rate of interest measured by reference to, at our election, either (i) the Eurodollar rate, currently the London Inter-bank Offered Rate (“LIBOR”), or (ii) an alternative base rate. Various margins are added to the interest rate based upon our consolidated net leverage ratio (as defined in the Credit Facility). Customary fees are payable in respect of the Credit Facility and include (i) commitment fees for unused portions of the Credit Facility and (ii) fees on outstanding letters of credit. Amounts borrowed under the Credit Facility are secured by essentially all of the assets of the Company.
The Credit Facility contains various representations and warranties, and restrictive covenants that, among other things and subject to specified exceptions, restrict the ability of us and our restricted subsidiaries to grant liens, incur indebtedness (including guarantees), make investments, engage in mergers and acquisitions, make dispositions of assets, make restricted payments or change the nature of our or their business. The Credit Facility contains financial covenants related to the consolidated net leverage ratio and the fixed charge coverage ratio (as defined in the Credit Facility). The restricted covenants after giving effect to Amendment No. 2 to Credit Agreement and Waiver (the “Amendment”) are described more fully below.
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
The Revolving Loan provides a principal amount of up to $50,000, reduced by outstanding letters of credit. As of September 30, 2019, $10,215 was outstanding on the Revolving Loan and $11,980 of letters of credit were outstanding.
But for the Amendment, as of June 30, 2019, we would not have been in compliance with the requirement to maintain a consolidated net leverage ratio of 3.75 to 1.00 under the Credit Facility. On August 13, 2019, we entered into the Amendment, pursuant to which, among other things, the required lenders agreed to waive such non-compliance.
In addition, pursuant to the terms of the Amendment, the Credit Facility was amended to revise the required financial covenant ratios such that, after giving effect to the Amendment, we are not required to comply with any financial covenants through March 30, 2020. After March 30, 2020, we will be required to comply with a consolidated net leverage ratio of 6.50 to 1.00 from March 31, 2020 through September 29, 2020, decreasing to 3.00 to 1.00 as of September 30, 2020 and thereafter. After giving effect to the Amendment, we will also be required to comply with a fixed charge coverage ratio of 0.75 to 1.00 as of March 31, 2020, 0.90 to 1.00 as of June 30, 2020 and 1.20 to 1.00 thereafter. In the event that we are unable to comply in the future with such financial covenants upon delivery of our financial statements pursuant to the terms of the Credit Facility, an Event of Default will have occurred and the Administrative Agent can then, following a specified cure period, declare the unpaid principal amount of all outstanding loans, all interest accrued and unpaid thereon, and all other amounts payable to be immediately due and payable by the Company.
As consideration for the accommodations described above, we have agreed that amounts borrowed pursuant to the Delayed Draw Commitment will not exceed $15,000 at any one time outstanding (without reducing the overall Delayed Draw Commitment amount). In addition, any Delayed Draw Term Loans shall incur additional interest at a rate equal to 10.0% per annum on all amounts outstanding in excess of $10,000 of Delayed Draw Term Loans. Further, the margin of interest that will be charged on all outstanding loans has been increased to 4.00% for loans based on LIBOR and 3.00% for loans based on the alternative base rate. The Amendment revised the amount of (i) the commitment fees to 0.35% at all times for unused portions of the Credit Facility and (ii) fees on outstanding letters of credit to 3.35% at all times. The Amendment also added a requirement to make two additional scheduled prepayments of outstanding loans under the Credit Facility, including a payment of $50,000 on or before September 13, 2019 and an additional payment of $40,000 on or before March 31, 2020.
The $50,000 payment was made prior to September 13, 2019, using the payment collected related to the early completion of the Brickhaven deemed termination. Regarding the March 2020 debt payment of $40,000, management has evaluated its ability to make this payment and meet our other financial obligations using our most recent financial forecast, which includes consideration of projected cash flows from operations, anticipated availability under the Credit Facility and prudent working capital management. The financial forecast does not anticipate incurring material unexpected losses in existing operations or new work awards being materially delayed. Though management believes that the Company will not be able to make the $40,000 payment due in March 2020 and meet our other obligations as they become due over the next year based solely on projected cash flows from operations,

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements, continued
(dollars in thousands except per share and unit data)
(Unaudited)

anticipated availability under the revolving credit facility and prudent working capital management, we expect to execute transactions and/or utilize other sources of funding that provide additional liquidity necessary to meet our obligations as they become due.
We are actively pursuing, with authority from the Board of Directors, a variety of strategic transactions and cost-cutting measures, including, but not limited to, asset divestitures, alternative sources of capital, reduction in corporate discretionary expenditures and capital expenditures, and other operational efficiencies. We believe it is probable that these measures, as we continue to implement them, will enable us to make this payment and meet our other obligations as they become due through at least 12 months from the date that these financial statements were issued. If these initiatives are not successful or other unanticipated headwinds in our business occur, the Company could be required to amend or obtain a waiver from the Administrative Agent, and there is no assurance that we could obtain such amendment or waiver. If we are unable to complete such initiatives by the required debt payment due dates and we are unable to obtain an amendment or waiver from the Administrative Agent, the Company has the ability to access additional related party funding.
The Amendment also includes revisions to the restrictive covenants, including removing certain exceptions to the restrictions on our ability to make acquisitions, to make investments and to make dividends or other distributions. After giving effect to the Amendment, we will not be permitted to make any distributions or dividends to our stockholders without the consent of the required lenders.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements, continued
(dollars in thousands except per share and unit data)
(Unaudited)

7. Notes Payable
The following table summarizes the major components of debt at each balance sheet date and provides maturities and interest rate ranges for each major category as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Various equipment notes entered into in November 2017, payable in monthly installments ranging from $5 to $24, including interest at 5.2%, maturing in December 2022 through December 2023. The notes are secured by equipment with a net book value of $3,635 as of September 30, 2019.	$3,708	$4,949
Various equipment notes entered into in 2018, payable in monthly installments ranging from $1 to $39, including interest ranging from 5.6% to 6.8%, maturing in March 2023 through May 2025. The notes are secured by equipment with a net book value of $10,274 as of September 30, 2019.	11,393	12,293
Various equipment notes entered into in 2019, payable in monthly installments ranging from $2 to $4, including interest ranging from 3.9% to 4.7%, maturing in May 2021 through September 2024. The notes are secured by equipment with a net book value of $545 as of September 30, 2019.	544	—
In June 2018, the Company entered into a $12,000 convertible, non-revolving credit note with a bank. The credit note converted to a term loan on April 10, 2019, with a maturity date of April 10, 2024. Interest on borrowings subsequent to the conversion date is calculated at a fixed rate per annum equal to 4.4%. The note is secured by equipment with a net book value of $9,150 as of September 30, 2019.	10,800	8,299
In April 2019, the Company entered into a $4,000 convertible, non-revolving credit note with a bank. Interest on borrowings is calculated at a fixed rate per annum equal to 4.6%. The note is secured by equipment with a net book value of $1,422 as of September 30, 2019. Subsequent to September 30, 2019, the outstanding balance on this note was paid off in full.	1,493	—
In July 2019, the Company entered into a commercial insurance premium financing agreement, payable in monthly installments of $169, including interest of 4.4%, maturing in March 2020.	1,004	—
A $10,000 equipment line with a bank, entered into in December 2017, secured by all equipment purchased with the proceeds of the loan. Interest is calculated on any outstanding amounts using a fixed rate of 4.5%. The equipment line converted to a term loan in September 2018, with a maturity date of June 22, 2023. The note is secured by equipment with a net book value of $7,092 as of September 30, 2019.	8,188	9,563
The Closing Date Term Loan and the Delayed Draw Term Loan entered into in September 2018 as part of the Credit Facility (see Note 6). The interest rate applicable to the Closing Date Term Loan and the Delayed Draw Term Loan is based on a fluctuating rate of interest measured by reference to, at the Company’s election, either (i) the Eurodollar rate, currently LIBOR, or (ii) an alternative base rate. Principal payments required are $2,563 in December 2019, $42,688 in March 2020, $2,688 quarterly through September 2020, $4,031 quarterly through September 2022 and $5,375 quarterly through September 2023. The remaining outstanding amounts will be due in September 2023. The loan is secured by substantially all of the assets of the Company, and is subject to certain financial covenants.
	154,750	202,438
Total	191,880	237,542
Less debt issuance costs	(2,765)	(3,252)
	189,115	234,290
Less current maturities	(60,565)	(23,268)
Notes payable due after one year	$128,550	$211,022
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
     As of both September 30, 2019 and December 31, 2018, the notional amount of the interest rate swap was $150,000. A fair value liability of $1,207 was recorded within other liabilities in the unaudited condensed consolidated balance sheet as of September 30, 2019 and a fair value asset of $891 was recorded within other assets in the unaudited condensed consolidated balance sheet as of December 31, 2018. The total amount of loss included in interest expense, net in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2019 was $302 and $2,098, respectively, and the total amount of gain subtracted from interest expense, net in the unaudited condensed consolidated and combined statements of operations for the three and nine months ended September 30, 2018 was $629 and $2,857, respectively.
9. Costs and Estimated (Losses) Earnings on Uncompleted Contracts
Costs and estimated (losses) earnings on uncompleted contracts are as follows:

	September 30, 2019	December 31, 2018
Costs incurred on uncompleted contracts	$139,575	$314,700
Estimated (losses) earnings	(4,228)	96,176
Total costs and estimated earnings	135,347	410,876
Less billings to date	(124,190)	(325,518)
Costs and estimated earnings in excess of billings	$11,157	$85,358
The net balance in process classified on the unaudited condensed consolidated balance sheets is as follows:

	September 30, 2019	December 31, 2018
Costs and estimated earnings in excess of billings	$11,550	$86,710
Billings in excess of costs and estimated earnings	(393)	(1,352)
Net balance in process	$11,157	$85,358
Anticipated losses on long-term contracts are recognized when such losses become evident. As of September 30, 2019 and December 31, 2018, accruals for anticipated losses on long-term contracts were $471 and $677, respectively.
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
In connection with the corporate reorganization that occurred upon the closing of the IPO, the holders of the Charah Series C Profits Interests and the Allied Series C Profits Interests received 1,215,956 shares of common stock (the “Management Reorganization Consideration”) in exchange for the contribution to the Company of their Charah Series C Profits Interests and

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements, continued
(dollars in thousands except per share and unit data)
(Unaudited)

Allied Series C Profits Interests. Of these shares, 303,993 vested immediately and 911,963 are subject to time-based vesting conditions, as well as performance vesting conditions, based on specified EBITDA targets and achievement of certain safety metrics, which will be determined at a future date. In addition, 272,708 shares of common stock were issued under the Charah Solutions, Inc. 2018 Omnibus Incentive Plan (the “2018 Plan”). Of these shares, 68,176 vested immediately and 204,532 are subject to the same time-based vesting conditions and performance vesting conditions as the shares issued as part of the Management Reorganization Consideration. The fair value of the awards was calculated initially as $12 per share, and will be updated thereafter for changes at each reporting period until the performance targets are approved by the Company’s board of directors. The fair value of the awards is recognized over the required service period for each grant. As of September 30, 2019, 500,253 of the shares subject to time-based and performance vesting conditions were vested.
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
During the three months ended June 30, 2018, the Company issued 44,198 shares under the 2018 Plan that vested after one year. The fair value of the awards was calculated as $12 per share, which was recognized over the one year vesting period. As of September 30, 2019, 31,577 of the shares were vested and 12,621 had been forfeited. During the three months ended September 30, 2018, the Company issued 45,004 shares under the 2018 Plan that vested after one year. The fair value of the awards was calculated as $7.67 per share, which was recognized over the one year vesting period. As of September 30, 2019, 36,670 of the shares were vested and 8,334 had been forfeited.
There were no grants or awards during the three months ended September 30, 2019. During the nine months ended September 30, 2019, the Company granted 755,455 restricted stock units (“RSUs”) under the 2018 Plan that are time-based. Of these RSUs, 116,381 vest after one year, 550,106 vest in equal installments over three years, and 88,968 vest in equal installments over four years. The fair value of these RSUs is based on the market price of the Company's shares on the grant date. As of September 30, 2019, none of the shares were vested. During the nine months ended September 30, 2019, we also granted 330,628 performance share units (“PSUs”) under the 2018 Plan that cliff vest after three years. The vesting of these PSUs is dependent upon the Company’s achievement of certain stock price metrics. The fair value of the PSUs was determined using a binomial lattice model based upon the grant date stock price, a risk-free interest rate of 2.29% based upon the U.S. Treasury yield curve in effect at the time of the grants, and an assumed volatility rate of 30% based upon a comparable public company analysis. As of September 30, 2019, none of the shares were vested.
A summary of the Company’s non-vested share activity for the nine months ended September 30, 2019 is as follows:

	Shares	Weighted-Average Fair Value	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2018	1,198,703	$11.84	0.77	$10,009
Granted	1,086,083	5.95
Forfeited	(308,477)	9.84
Vested	(568,500)	10.49
Outstanding as of September 30, 2019	1,407,809	$6.76	1.51	$2,985
Stock-based compensation expense related to the shares issued as part of the Management Reorganization Consideration and the 2018 Plan was $659 and $1,046 during the three months ended September 30, 2019 and 2018, respectively, and $1,666 and $2,235 during the nine months ended September 30, 2019 and 2018, respectively.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements, continued
(dollars in thousands except per share and unit data)
(Unaudited)

As of September 30, 2019, total unrecognized stock-based compensation expense related to non-vested awards, net of estimated forfeitures, was $4,436, and is expected to be recognized over a weighted-average period of 1.84 years. The total fair value of awards vested for the three and nine months ended September 30, 2019 was $281 and $5,966, respectively.
11. Commitments and Contingencies
We are party to a lawsuit filed against North Carolina by an environmental advocacy group alleging that the issuance by the state of certain permits associated with our Brickhaven clay mine reclamation site exceeded the state’s power. Although the state’s authority to issue the bulk of the permits (i.e., the allowance to reclaim the original site with coal ash) was upheld, the portion of the permits that allows us to “cut and prepare” an additional portion of the site was held by the North Carolina Superior Court to exceed the relevant agency’s statutory authority. The North Carolina Superior Court’s decision was reversed and remanded back to the North Carolina Office of Administrative Hearing. Dispositive motions filed by us and the North Carolina Department of Environmental Quality are pending before the North Carolina Office of Administrative Hearing. All customer related work at the Brickhaven site has been completed.
Allied and its affiliate, Allied Power Resources, LLC, have been named in a collective action lawsuit filed in the U.S. District Court for the Northern District of Illinois, alleging violations of the Fair Labor Standards Act, and which includes related class claims alleging violations of the Illinois Minimum Wage Law and the Pennsylvania Minimum Wage Act for failure to pay overtime.  This case is one of a series filed against companies in the oil, gas and energy industries in Illinois and Texas. The parties mediated this case in November 2018 and reached a settlement, contingent upon court approval. The parties are working to finalize the joint motion to approve the settlement to submit to the court for approval.
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
12. Business Segment and Related Information
The Company has identified two reportable segments, Environmental Solutions and Maintenance and Technical Services, as each met the quantitative threshold of generating revenue equal to or greater than 10% of the combined revenue of all operating segments.
The accounting policies applied to determine the segment information are the same as those described under “Critical Accounting Policies and Estimates” in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018. Management evaluates the performance of each segment based on segment gross profit, which is calculated as revenue less cost of sales. For the nine months ended September 30, 2019 and 2018, there were no intersegment revenue or other intersegment transactions. Segment assets are also evaluated by management based on each segment’s investment in property and equipment. Assets (other than property and equipment and goodwill) are not allocated to segments.
Summarized financial information with respect to the reportable segments is as follows:

Three Months Ended September 30, 2019	Environmental Solutions	Maintenance and Technical Services	All Other	Total
Segment revenue	$46,013	$75,100	$—	$121,113
Segment gross profit	6,789	7,070	—	13,859
Segment depreciation and amortization expense	1,394	2,014	1,991	5,399

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements, continued
(dollars in thousands except per share and unit data)
(Unaudited)

Three Months Ended September 30, 2018	Environmental Solutions	Maintenance and Technical Services	All Other	Total
Segment revenue	$103,848	$82,154	$—	$186,002
Segment gross profit	19,852	6,854	—	26,706
Segment depreciation and amortization expense	13,050	1,720	1,993	16,763

Nine Months Ended September 30, 2019	Environmental Solutions	Maintenance and Technical Services	All Other	Total
Segment revenue	$141,346	$263,961	$—	$405,307
Segment gross profit	5,868	21,305	—	27,173
Segment depreciation and amortization expense	5,084	5,980	5,970	17,034
Expenditures for segment assets	8,890	4,750	32	13,672

Nine Months Ended September 30, 2018	Environmental Solutions	Maintenance and Technical Services	All Other	Total
Segment revenue	$241,745	$295,509	$—	$537,254
Segment gross profit	54,417	21,936	—	76,353
Segment depreciation and amortization expense	23,794	4,127	5,977	33,898
Expenditures for segment assets	7,165	7,761	22	14,948

As of September 30, 2019	Environmental Solutions	Maintenance and Technical Services	All Other	Total
Segment property and equipment, net	$48,990	$36,339	$245	$85,574
Segment goodwill	57,591	16,622	—	74,213

As of December 31, 2018	Environmental Solutions	Maintenance and Technical Services	All Other	Total
Segment property and equipment, net	$47,467	$41,155	$319	$88,941
Segment goodwill	57,591	16,622	—	74,213
The following is a reconciliation of segment gross profit to net loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Segment gross profit	$13,859	$26,706	$27,173	$76,353
General and administrative expenses	(14,096)	(32,625)	(45,481)	(65,944)
Interest expense, net	(3,833)	(17,034)	(12,987)	(26,708)
Income from equity method investment	667	786	1,884	2,072
Income tax benefit	1,100	5,667	7,489	2,761
Net loss	$(2,303)	$(16,500)	$(21,922)	$(11,466)

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements, continued
(dollars in thousands except per share and unit data)
(Unaudited)

The following is a reconciliation of segment assets to total assets:

	As of September 30, 2019	As of December 31, 2018
Segment property and equipment, net	$85,574	$88,941
Segment goodwill	74,213	74,213
Non-segment assets	222,045	295,747
Total assets	$381,832	$458,901
Summarized financial information with respect to the types of revenue recognized is as follows:

Three Months Ended September 30, 2019	Products	Percentage of Completion	Services	Total
Revenue	$28,995	$16,841	$75,277	$121,113

Three Months Ended September 30, 2018	Products	Percentage of Completion	Services	Total
Revenue	$26,243	$75,819	$83,940	$186,002

Nine Months Ended September 30, 2019	Products	Percentage of Completion	Services	Total
Revenue	$76,397	$63,048	$265,862	$405,307

Nine Months Ended September 30, 2018	Products	Percentage of Completion	Services	Total
Revenue	$57,809	$178,471	$300,974	$537,254
13. Income Taxes
The Company’s income tax benefit was $1,100 and $7,489 for the three and nine months ended September 30, 2019, respectively, and $5,667 and $2,761 for the three and nine months ended September 30, 2018, respectively.
The Company’s effective income tax rate for the three and nine months ended September 30, 2019 was 32.3% and 25.5%, respectively. The effective income tax rate includes the effect of state income taxes, nondeductible items and benefits for noncontrolling interests.
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
At September 30, 2019, deferred tax assets, net of deferred tax liabilities, was $10,250. A valuation allowance is recorded if it is more likely than not that a portion of the Company’s deferred tax assets will not be realized. The Company evaluates both the positive and negative evidence in determining the need for a valuation allowance on its deferred tax assets. Realization of net operating losses and other carryforwards is dependent upon generating sufficient taxable income in the appropriate jurisdiction prior to the expiration of the carryforward periods, which involves business plans, planning opportunities and expectations about future outcomes. Although realization is not assured, management believes it is more likely than not that our deferred tax assets will be realized. Therefore, no valuation allowance has been recorded for our deferred tax assets. The Company will continue to evaluate the need for a valuation allowance on its deferred tax assets in future periods.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated & Combined Financial Statements, continued
(dollars in thousands except per share and unit data)
(Unaudited)

14. Loss Per Share
Basic loss per share is computed by dividing net loss attributable to the Company’s stockholders by the weighted-average number of shares outstanding during the period. Diluted loss per share reflects all potential dilutive ordinary shares outstanding during the period and is computed by dividing net loss attributable to the Company’s stockholders by the weighted-average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities. For the periods prior to the IPO, the average number of ordinary shares outstanding used to calculate basic and diluted loss per share was based on the ordinary shares that were outstanding at the time of the IPO.
As a result of the net loss per share for the three and nine months ended September 30, 2019, the inclusion of all potentially dilutive shares would be anti-dilutive. Therefore, dilutive shares (in thousands) of 1,510 and 1,299 were excluded from the computation of the weighted-average shares for diluted net loss per share for the three and nine months ended September 30, 2019, respectively.
Basic and diluted loss per share is determined using the following information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator:
Net loss attributable to Charah Solutions, Inc.	$(3,313)	$(17,395)	$(24,158)	$(13,370)

Denominator (in thousands):
Weighted-average shares outstanding	29,605	29,083	29,452	25,777
Dilutive share-based awards	—	—	—	—
Total weighted-average shares outstanding, including dilutive shares	29,605	29,083	29,452	25,777

Basic loss per share	$(0.11)	$(0.60)	$(0.82)	$(0.52)
Diluted loss per share	$(0.11)	$(0.60)	$(0.82)	$(0.52)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the historical financial statements and related notes included in Part I, “Item 1. Financial Statements” of this Quarterly Report. This discussion contains “forward‑looking statements” reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward‑looking statements due to a number of factors. Factors that could cause or contribute to such differences include, but are not limited to, capital expenditures, economic and competitive conditions, and regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this Quarterly Report. Please read “Cautionary Note Regarding Forward‑Looking Statements” included elsewhere in this Quarterly Report. Except as otherwise required by applicable law, we assume no obligation to update any of these forward‑looking statements.
Our Predecessor and Charah Solutions, Inc.
Charah Solutions, Inc. (together with its subsidiaries, “Charah Solutions,” the “Company,” “we,” “us” or “our”) was formed as a Delaware corporation in January 2018 and did not conduct any material business operations prior to the reorganization transactions described below under “—Initial Public Offering” other than certain activities related to the initial public offering (the “IPO”), which was completed on June 18, 2018. In connection with the closing of the IPO and pursuant to the terms and conditions of the master reorganization agreement dated June 13, 2018, Charah Management LLC, a Delaware limited liability company (“Charah Management”), and Allied Power Holdings, LLC, a Delaware limited liability company (“Allied Power Holdings”), became our wholly owned subsidiaries.
Through our ownership of Charah Management and Allied Power Holdings, we own the outstanding equity interests in Charah, LLC, a Kentucky limited liability company (“Charah”), and Allied Power Management, LLC, a Delaware limited liability company (“Allied”), the subsidiaries through which we operate our businesses.
Overview
We were formed in January 2018 in anticipation of the IPO to be a holding company for Charah Management and Allied Power Holdings. The historical financial data presented herein as of September 30, 2019 and December 31, 2018 and for the periods after the June 18, 2018 corporate reorganization is that of Charah and Allied on a consolidated basis and is on a combined basis for the periods prior to the June 18, 2018 corporate reorganization. Allied was formed in May 2017 and did not commence operations until July 2017.
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
Maintenance and Technical Services. Our Maintenance and Technical Services segment includes fossil services and, from May 2017 when Allied was created, nuclear services. Fossil services are the recurring and mission-critical management of coal ash and the routine maintenance, outage services, facility maintenance and staffing solutions for coal-fired power generation facilities. Nuclear services, which we market under the Allied Power brand name, include routine maintenance, outage services, facility maintenance and staffing solutions for nuclear power generation facilities. The Maintenance and Technical Services segment offerings are most closely associated with the ongoing operations of power plants, whether in the form of daily environmental management or required maintenance services (typically during planned outages).

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
How We Evaluate Our Operations
We use a variety of financial and operational metrics to assess the performance of our operations, including:
•Revenue;
•Gross Profit;
•Operating Income;
•Adjusted EBITDA; and
•Adjusted EBITDA Margin.
Revenue
We analyze our revenue by comparing actual revenue to our internal projections for a given period and to prior periods to assess our performance. We believe that revenue is a meaningful indicator of the demand and pricing for our services.
Gross Profit
We analyze our gross profit, which we define as revenue less cost of sales, to measure our financial performance. We believe that gross profit is a meaningful metric because it provides insight on financial performance of our revenue streams without consideration of company overhead. When analyzing gross profit, we compare actual gross profit to our internal projections for a given period and to prior periods to assess our performance.
Operating Income
We analyze our operating income, which we define as revenue less cost of sales and general and administrative expenses, to measure our financial performance. We believe that operating income is a meaningful metric because it provides insight on profitability and true operating performance based on the historical cost basis of our assets. When analyzing operating income, we compare actual operating income to our internal projections for a given period and to prior periods to assess our performance.
Adjusted EBITDA and Adjusted EBITDA Margin
We view Adjusted EBITDA and Adjusted EBITDA margin, which are non-GAAP financial measures, as important indicators of performance. We define Adjusted EBITDA as net loss before interest expense, income taxes, depreciation and amortization, equity-based compensation, non-recurring legal costs and expenses and start-up costs, the Brickhaven contract deemed termination revenue reversal, and transaction-related expenses and other items. Adjusted EBITDA margin represents the ratio of Adjusted EBITDA to total revenue. See “—Non-GAAP Financial Measures” below for more information and a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.
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

Project-Based Nature of Environmental Remediation Mandates
We believe there is a significant pipeline of coal ash ponds and landfills that will require remediation and/or closure in the future. Due to their scale and complexity, these environmental remediation projects are typically completed over long periods of time. As a result, our revenue from these projects can fluctuate over time. Some of our revenue from projects are recognized using the percentage of completion method of accounting for GAAP purposes. This method of revenue recognition is determined by estimating the percentage of completion on a job and the ultimate estimated gross profit margin on the job. The timing of revenue recorded for financial reporting purposes may differ from actual billings to customers, sometimes resulting in costs and billings in excess of actual revenue. Because of the risks in estimating gross profit margins for long-term jobs, actual results may differ from these estimates.
Byproduct Recycling Market Dynamics
There is a growing demand for recycled coal ash across a variety of applications, in addition to the market forces and governmental regulations driving the need to dispose of coal ash in an environmentally sensitive manner. Pricing of byproduct sales is driven by supply and demand market dynamics as well as the chemical and physical properties of the ash. As demand increases for the end-products that use recycled coal-fired power generation waste byproducts (i.e., concrete for construction and infrastructure projects), the demand for recycled coal ash also typically rises. These fluctuations affect the relative demand for our byproduct sales offerings. In recessionary periods, construction and infrastructure spending and the corresponding need for concrete may decline. However, this unfavorable effect may be partially offset by an increase in the demand for recycled coal ash during recessionary periods given that coal ash is more cost-effective than other alternatives.
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
How We Generate Revenue
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
The Maintenance and Technical Services segment generates revenue through our fossil services and nuclear services offerings. Maintenance and Technical Services segment offerings are most closely associated with the ongoing operations of power plants, whether in the form of daily environmental management or required maintenance services (typically during planned outages). Our fossil services offerings focus on recurring and mission-critical management of coal ash and routine maintenance, outage services and staffing solutions for coal-fired power generation facilities to fulfill an environmental service need of our customers in handling their waste byproducts. Over the last five years, our renewal rate for fossil service offering contract has been approximately 90%. Our nuclear services operations, which we market under the Allied Power brand name, consist of a broad platform of mission-critical professional, technical and craft services spanning the entire asset life cycle of a nuclear power generator. The services are performed on the customer’s site and the contract terms typically range from three to five years. Revenue is billed and paid during the periods of time work is being executed. This combination of the maintenance and environmental-related services deepens customer connectivity and drives long-term relationships which we believe are critical for renewing existing contracts, winning incremental business from existing customers at new sites and adding new customers.
Factors Impacting the Comparability of Results of Operations

Public Company Costs
As a new public company, we have incurred, and expect to continue to incur, incremental recurring and certain non-recurring costs related to our transition to a publicly traded and taxable corporation, including the costs of the IPO and the costs associated with the initial implementation and testing of our Sarbanes-Oxley Section 404 internal controls. We also have incurred, and expect to incur, additional significant and recurring expenses as a publicly traded company, including costs associated with the employment of additional personnel, compliance under the Exchange Act, annual and quarterly reports to securityholders, registrar and transfer agent fees, national stock exchange fees, audit fees, incremental director and officer liability insurance costs, and director and officer compensation.
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
Results of Operations
Overview of Financial Results
Delays in new work awards resulting from increased project scope and complexity, the $10.0 million revenue reversal associated with the Brickhaven contract payment (as previously disclosed), and unanticipated cost increases at three remediation sites led to our disappointing financial performance for the nine months ended September 30, 2019. As a result of long sales cycles, driven by the increase in the size, scope and complexity of remediation and compliance projects that we are bidding on, the volume of new awards in 2018 was not sufficient to offset the impact of projects completed during 2018 and year-to-date 2019. The volume of new awards in 2019 on a project revenue basis, has increased over those awarded in 2018. Due to project timing, however, the significant majority of revenue contributions from these new awards will be recognized in 2020 and beyond. As remediation and compliance projects have gotten larger and more complex, utility customers are seeking regulatory clarity as well as cost recovery through rate relief. Though this delay is adversely impacting our 2019 results, we expect demand for our remediation and compliance services to grow as more than 1,000 ash ponds and landfills still require EPA-mandated closure or remediation.
We continue to believe our market opportunities remain strong and are growing as we have signed approximately $385 million in new contracts year-to-date and are in exclusive negotiations on over $300 million in additional contracts. While the projects have been awarded later than anticipated, as previously mentioned, our success rate in winning awards for the nine months ended September 30, 2019 on a project revenue basis has been ahead of the nine months ended September 30, 2018. Compared to the current year, projects awarded in 2018 were considerably smaller in size on the basis of revenue, which negatively impacted our financial results in 2019. As evidenced by our successes in winning new awards in 2019, we believe we are well-positioned to capture a significant portion of a large and growing addressable market, although the timing of future awards is difficult to determine. Furthermore, we believe recent regulatory developments in Illinois, Indiana, Kentucky, Missouri, North Carolina, Oklahoma, South Carolina and Virginia will have a positive impact on our business operations as states are becoming more prescriptive in their requirements to remediate ash ponds. Finally, customer interest in our MP618 thermal beneficiation technology continues to be strong, and contracts with utility customers are currently under discussion.
Our primary sources of liquidity and capital resources are cash flows generated by operating activities and borrowings under the Credit Facility (as defined below). In part due to longer sales cycles, driven by the increase in the size, scope and complexity of remediation and compliance projects that we are bidding on, we experienced unexpected contract initiation delays and project completion delays, particularly in 2018, which have adversely affected our revenue and overall liquidity.  Our lengthy and complex projects require us to expend large sums of working capital, and delays in payment receipts, project commencement or project completion can adversely affect our financial position and the cash flows that normally would fund our expenditures. See “—Liquidity and Capital Resources-Our Debt Agreements—Existing Credit Facility” below for more information about the Credit Facility and the amendment.
Additional information regarding the results of operations follows below.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

	Three Months Ended
	September 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Revenue:
Environmental Solutions	$46,013	$103,848	$(57,835)	(55.7)%
Maintenance and Technical Services	75,100	82,154	(7,054)	(8.6)%
Total revenue	121,113	186,002	(64,889)	(34.9)%
Cost of sales	107,254	159,296	(52,042)	(32.7)%
Gross Profit:
Environmental Solutions	6,789	19,852	(13,063)	(65.8)%
Maintenance and Technical Services	7,070	6,854	216	3.2%
Total gross profit	13,859	26,706	(12,847)	(48.1)%
General and administrative expenses	14,096	32,625	(18,529)	(56.8)%
Operating loss	(237)	(5,919)	5,682	(96.0)%
Interest expense, net	(3,833)	(17,034)	13,201	77.5%
Income from equity method investment	667	786	(119)	(15.1)%
Loss before taxes	(3,403)	(22,167)	18,764	(84.6)%
Income tax benefit	(1,100)	(5,667)	4,567	(80.6)%
Net loss	(2,303)	(16,500)	14,197	(86.0)%
Less income attributable to non-controlling interest	1,010	895	115	12.8%
Net loss attributable to Charah Solutions, Inc.	$(3,313)	$(17,395)	$14,082	(81.0)%
Revenue. Revenue decreased $64.9 million, or 34.9%, for the three months ended September 30, 2019 to $121.1 million as compared to $186.0 million for the three months ended September 30, 2018, driven primarily by a decrease in revenue in the Environmental Solutions segment. The change in revenue by segment was as follows:
Environmental Solutions Revenue. Environmental Solutions segment revenue decreased $57.8 million, or 55.7%, for the three months ended September 30, 2019 to $46.0 million as compared to $103.8 million for the three months ended September 30, 2018. The decrease in revenue was primarily driven by project completions within our remediation and compliance services component, including the completion of the Brickhaven project resulting from the deemed termination, and a decrease in the value of projects won in 2018, partially offset by a net overall increase in revenue from our byproduct sales offerings.
Maintenance and Technical Services Revenue. Maintenance and Technical Services segment revenue decreased $7.1 million, or 8.6%, for the three months ended September 30, 2019 to $75.1 million as compared to $82.2 million for the three months ended September 30, 2018. The decrease in revenue was primarily attributable to fewer nuclear outages in the three months ended September 30, 2019, partially offset by a net overall increase in revenue from our fossil services offerings.
Gross Profit. Gross profit decreased $12.8 million, or 48.1%, for the three months ended September 30, 2019 to $13.9 million as compared to $26.7 million for the three months ended September 30, 2018, driven primarily by a decrease in revenue. As a percentage of revenue, gross profit was 11.4% and 14.4% for the three months ended September 30, 2019 and 2018, respectively. The change in gross profit by segment was as follows:
Environmental Solutions Gross Profit. Gross profit for our Environmental Solutions segment decreased $13.1 million, or 65.8%, for the three months ended September 30, 2019 to $6.8 million as compared to $19.9 million for the three months ended September 30, 2018. The decrease in gross profit was primarily driven by project completions within our remediation and compliance services component and losses resulting from one project-specific issue continuing from the first quarter of 2019, partially offset by a net overall increase in gross profit from our byproduct sales offerings.
Maintenance and Technical Services Gross Profit. Gross profit for our Maintenance and Technical Services segment increased $0.2 million, or 3.2%, for the three months ended September 30, 2019 to $7.1 million as compared to $6.9 million for the three months ended September 30, 2018. The increase in gross profit was primarily attributable to a net overall increase in gross profit from our fossil services offerings, partially offset by fewer nuclear outages in the three months ended September 30,

2019. The increase in gross profit margin was primarily driven by an increase in revenue associated with our fossil service offerings that generate a higher gross profit.
General and Administrative Expenses. General and administrative expenses decreased $18.5 million, or 56.8%, for the three months ended September 30, 2019 to $14.1 million as compared to $32.6 million for the three months ended September 30, 2018. The decrease was primarily attributable to a reduction in non-recurring legal costs and expenses, including $20.0 million in reserves incurred in the three months ended September 30, 2018 related to legal proceedings during that period, as disclosed in our Adjusted EBITDA calculation included herein, partially offset by increased transaction related expenses associated with the Amendment to the Credit Facility.
Interest Expense, Net. Interest expense, net decreased $13.2 million, or 77.5%, for the three months ended September 30, 2019 to $3.8 million as compared to $17.0 million for the three months ended September 30, 2018. The decrease was primarily attributable to $12.5 million of costs incurred in conjunction with the refinancing of our debt during the three months ended September 30, 2018, consisting of a $10.4 million non-cash write-off of debt issuance costs and a $2.1 million pre-payment penalty, and a reduction in the debt balances using cash received from the Brickhaven deemed termination payment received during the three months ended September 30, 2019.
Income from Equity Method Investment. Income from equity method investment decreased $0.1 million, or 15.1%, for the three months ended September 30, 2019 to $0.7 million as compared to $0.8 million for the three months ended September 30, 2018. The slight decrease period-over-period was primarily attributable to a reduction in ash volumes generated by the utility and available for sale by us.
Net Loss. Net loss decreased $14.2 million, or 86.0%, for the three months ended September 30, 2019 to $2.3 million as compared to $16.5 million for the three months ended September 30, 2018. The decrease was primarily attributable to lower general and administrative expenses and interest expense, net, partially offset by the decrease in gross profit as discussed above and the change in the income tax benefit of $4.6 million.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

	Nine Months Ended
	September 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Revenue:
Environmental Solutions	$141,346	$241,745	$(100,399)	(41.5)%
Maintenance and Technical Services	263,961	295,509	(31,548)	(10.7)%
Total revenue	405,307	537,254	(131,947)	(24.6)%
Cost of sales	378,134	460,901	(82,767)	(18.0)%
Gross Profit:
Environmental Solutions	5,868	54,417	(48,549)	(89.2)%
Maintenance and Technical Services	21,305	21,936	(631)	(2.9)%
Total gross profit	27,173	76,353	(49,180)	(64.4)%
General and administrative expenses	45,481	65,944	(20,463)	(31.0)%
Operating (loss) income	(18,308)	10,409	(28,717)	(275.9)%
Interest expense, net	(12,987)	(26,708)	13,721	(51.4)%
Income from equity method investment	1,884	2,072	(188)	(9.1)%
Loss before taxes	(29,411)	(14,227)	(15,184)	106.7%
Income tax benefit	(7,489)	(2,761)	(4,728)	171.2%
Net loss	(21,922)	(11,466)	(10,456)	91.2%
Less income attributable to non-controlling interest	2,236	1,904	332	17.4%
Net loss attributable to Charah Solutions, Inc.	$(24,158)	$(13,370)	$(10,788)	80.7%
Revenue. Revenue decreased $131.9 million, or 24.6%, for the nine months ended September 30, 2019 to $405.3 million as compared to $537.3 million for the nine months ended September 30, 2018, driven primarily by a decrease in revenue in the Environmental Solutions segment. The change in revenue by segment was as follows:
Environmental Solutions Revenue. Environmental Solutions segment revenue decreased $100.4 million, or 41.5%, for the nine months ended September 30, 2019 to $141.3 million as compared to $241.7 million for the nine months ended September 30, 2018. The decrease in revenue was primarily attributable to project completions within our remediation and compliance services component, including the completion of the Brickhaven project resulting from the deemed termination, the $10.0 million revenue reversal associated with the Brickhaven contract payment, and a decrease in the value of projects won in 2018, partially offset by a net overall increase in revenue from our byproduct sales offerings.
Maintenance and Technical Services Revenue. Maintenance and Technical Services segment revenue decreased $31.5 million, or 10.7%, for the nine months ended September 30, 2019 to $264.0 million as compared to $295.5 million for the nine months ended September 30, 2018. The decrease in revenue was primarily attributable to the reduced scope of nuclear outages services and fewer outages in the nine months ended September 30, 2019, partially offset by a net overall increase in revenue from our fossil services offerings.
Gross Profit. Gross profit decreased $49.2 million, or 64.4%, for the nine months ended September 30, 2019 to $27.2 million as compared to $76.4 million for the nine months ended September 30, 2018, driven primarily by a decrease in revenue. As a percentage of revenue, gross profit was 6.7% and 14.2% for the nine months ended September 30, 2019 and 2018, respectively. The change in gross profit by segment was as follows:
Environmental Solutions Gross Profit. Gross profit for our Environmental Solutions segment decreased $48.5 million, or 89.2%, for the nine months ended September 30, 2019 to $5.9 million as compared to $54.4 million for the nine months ended September 30, 2018. The decrease in gross profit was primarily driven by project completions within our remediation and compliance services component, the $10.0 million revenue reversal associated with the Brickhaven contract payment, adverse weather-related impacts and site-specific issues at three remediation sites.
Maintenance and Technical Services Gross Profit. Gross profit for our Maintenance and Technical Services segment decreased $0.6 million, or 2.9%, for the nine months ended September 30, 2019 to $21.3 million as compared to $21.9 million for the nine months ended September 30, 2018. The decrease in gross profit was primarily attributable to a net overall reduction in gross profit from our nuclear services offerings, partially offset by a net overall increase in gross profit from our fossil services offerings.
General and Administrative Expenses. General and administrative expenses decreased $20.5 million, or 31.0%, for the nine months ended September 30, 2019 to $45.5 million as compared to $65.9 million for the nine months ended September 30, 2018. The decrease was primarily attributable to a reduction in non-recurring legal costs and expenses, including $20.0 million in reserves incurred in the nine months ended September 30, 2018 related to legal proceedings during that period, non-recurring start-up costs and equity-based compensation, as disclosed in our Adjusted EBITDA calculation included herein, partially offset by increased expenses due to the addition of SCB Materials International, Inc. and affiliated entities (“SCB”) in March 2018 and increased transaction-related expenses associated with the amendment to the Credit Facility.
Interest Expense, Net. Interest expense, net decreased $13.7 million, or 51.4%, for the nine months ended September 30, 2019 to $13.0 million as compared to $26.7 million for the nine months ended September 30, 2018. The decrease was primarily attributable to $12.5 million of costs incurred in conjunction with the refinancing of our debt during the nine months ended September 30, 2018, consisting of a $10.4 million non-cash write-off of debt issuance costs and a $2.1 million pre-payment penalty, and a reduction in the debt balances using cash received from the Brickhaven deemed termination payment received during the nine months ended September 30, 2019. These decreases were partially offset by an increase in the mark-to-market expense associated with the change in the fair value of our interest rate swap.
Income from Equity Method Investment. Income from equity method investment decreased $0.2 million, or 9.1%, for the nine months ended September 30, 2019 to $1.9 million as compared to $2.1 million for the nine months ended September 30, 2018. The slight decrease period-over-period was primarily attributable to a reduction in ash volumes generated by the utility and available for sale by us.
Net Loss. Net loss increased $10.5 million, or 91.2%, for the nine months ended September 30, 2019 to $21.9 million as compared to $11.5 million for the nine months ended September 30, 2018. The increase was primarily attributable to lower gross profit, partially offset by the decrease in general and administrative expenses and interest expense, net discussed above and the change in the income tax benefit of $4.7 million.
Liquidity and Capital Resources
Our primary sources of liquidity and capital resources are cash flows generated by operating activities and borrowings under the Credit Facility. In part due to longer sales cycles, driven by the increase in the size, scope and complexity of remediation and compliance projects that we are bidding on, we have experienced unexpected contract initiation delays and project completion delays which have adversely affected our revenue and overall liquidity.  Our lengthy and complex projects require us to expend large sums of working capital, and delays in payment receipts, project commencement or project completion can adversely affect our financial position and the cash flows that normally would fund our expenditures. But for the Amendment (as defined below), as of June 30, 2019, we would not have been in compliance with the requirement to maintain a consolidated net leverage ratio (as defined in the Credit Agreement) of 3.75 to 1.00 under the Credit Facility. On August 13, 2019, we entered into the Amendment, pursuant to which, among other things, the lenders agreed to waive such non-compliance. In addition, pursuant to the terms of the Amendment, the Credit Facility was amended to revise the required financial covenant ratios such that, after giving effect to the Amendment, we are not required to comply with any financial covenants through March 30, 2020.  The Amendment also added a requirement to make two additional scheduled prepayments of outstanding loans under the Credit Facility, including a payment of $50.0 million on or before September 13, 2019, and an additional payment of $40.0 million on or before March 31, 2020. We made the $50.0 million payment prior to September 13, 2019, using the payment collected related to the early completion of the Brickhaven deemed termination. See “—Our Debt Agreements—Existing Credit Facility” below for more information about the Credit Facility and the Amendment.
As of September 30, 2019, we had approximately $7.6 million in cash. If our liquidity is not sufficient to satisfy our debt payment obligations under the Amendment or our planned operations from cash on hand, cash generated from operations, and our existing credit facilities, we may need to alter our operating activities, access additional related party funding, or consider other sources of liquidity, such as refinancing all or part of our existing debt, selling assets, borrowing additional funds or issuing additional equity and debt, which we may not be able to do on commercially reasonable terms or at all.

Cash Flows
The following table sets forth our cash flow data:

	Nine Months Ended
	September 30,		Change
	2019	2018	$
	(dollars in thousands)
Cash flows provided by (used in) operating activities	$70,175	$(10,504)	$80,679
Cash flows used in investing activities	(12,000)	(33,665)	21,665
Cash flows (used in) provided by financing activities	(57,489)	15,886	(73,375)
Net change in cash	$686	$(28,283)	$28,969
Operating Activities
Net cash provided by (used in) operating activities increased $80.7 million for the nine months ended September 30, 2019 to $70.2 million of net cash provided by operating activities as compared to $10.5 million of net cash used in operating activities for the nine months ended September 30, 2018. The change in cash flows provided by (used in) operating activities was primarily attributable to the $80.0 million payment from the Brickhaven deemed termination received during the nine months ended September 30, 2019 and a decrease of $10.7 million in cash paid for interest due to the debt re-financing during the nine months ended September 30, 2018. These decreases were partially offset by an increase in net loss of $10.5 million.
Investing Activities
Net cash used in investing activities decreased $21.7 million for the nine months ended September 30, 2019 to $12.0 million as compared to $33.7 million for the nine months ended September 30, 2018. The change in cash flows used in investing activities was primarily attributable to $20.0 million used for business acquisitions in March 2018, net of cash received, and a decrease in capital expenditures, net of proceeds, of $1.7 million.
Financing Activities
Net cash (used in) provided by financing activities decreased $73.4 million for the nine months ended September 30, 2019 to $57.5 million of net cash used in financing activities as compared to $15.9 million of net cash provided by financing activities for the nine months ended September 30, 2018. The change in cash flows provided by financing activities was primarily attributable to the $59.2 million in proceeds received in the nine months ended September 30, 2018 from the issuance of common stock resulting from our IPO and $8.9 million in debt offering costs paid during the nine months ended September 30, 2018, partially offset by a net increase of $23.2 million in debt related payments during the nine months ended September 30, 2019.
Working Capital
Our working capital, which we define as total current assets less total current liabilities, totaled a working capital deficit of $44.8 million and working capital of $74.1 million at September 30, 2019 and December 31, 2018, respectively. This decrease in net working capital for the nine months ended September 30, 2019 was primarily due to decreases in inventory resulting from the timing of activities between periods, decreases in costs and estimated earnings in excess of billings resulting from the billing of the Brickhaven deemed termination payment and increases in notes payable, current maturities, related to the Amendment, partially offset by an increase in trade accounts receivable resulting from the timing of payments.
Our Debt Agreements
Former Credit Agreement
On October 25, 2017, we entered into a credit agreement (the “2017 Credit Agreement”) by and among us, the lenders party thereto from time to time and Regions Bank, as administrative agent. The 2017 Credit Agreement provided for a revolving credit facility (the “2017 Credit Facility”) with a principal amount of up to $45.0 million. The 2017 Credit Facility permitted extensions of credit up to the lesser of $45.0 million and a borrowing base that was calculated by us based upon a percentage of the value of our eligible accounts receivable and eligible inventory and approved by the administrative agent.
The interest rates per annum applicable to the loans under the 2017 Credit Facility were based on a fluctuating rate of interest measured by reference to, at our election, either (i) an adjusted London Inter-bank Offered Rate (“LIBOR”) plus a 2.00% borrowing margin or (ii) an alternative base rate plus a 1.00% borrowing margin. Customary fees were payable in respect of the 2017 Credit Facility and included (a) commitment fees in an amount equal to 0.50% of the daily unused portions of the 2017 Credit Facility and (b) a 2.00% fee on outstanding letters of credit. The 2017 Credit Facility contained various representations and warranties and restrictive covenants. If excess availability under the 2017 Credit Facility fell below the greater of 15% of the loan cap amount or $6.75 million, we were required to comply with a minimum fixed charge coverage ratio of 1.0 to 1.0. The 2017 Credit Facility did not otherwise contain financial maintenance covenants.
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
The interest rates per annum applicable to the loans under the 2017 CS Term Loan were based on a fluctuating rate of interest measured by reference to, at our election, either (i) LIBOR plus a 6.25% borrowing margin or (ii) an alternative base rate plus a 5.25% borrowing margin. The 2017 CS Term Loan contained various representations and warranties and restrictive covenants. In addition, we were required to comply with a maximum senior secured net leverage ratio of 5.00 to 1.00 beginning March 31, 2018, decreasing to 4.50 to 1.00 as of March 31, 2019, and further decreasing to 4.00 to 1.00 as of March 31, 2020 and thereafter. The principal amount of the 2017 CS Term Loan amortized at a rate of 7.5% per annum with all remaining outstanding amounts under the 2017 CS Term Loan due on the 2017 CS Term Loan maturity date. We received net proceeds from the IPO of $59.2 million prior to deducting offering expenses. We used these net proceeds to pay offering expenses and to pay off $40.0 million of the borrowings outstanding under the 2017 CS Term Loan, which would otherwise have been required through June 2020.
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

All amounts associated with the Revolving Loan and the Term Loan under the Credit Facility mature in September 2023 The interest rates per annum applicable to the loans under the Credit Facility are based on a fluctuating rate of interest measured by reference to, at our election, either (i) the Eurodollar rate, currently LIBOR, or (ii) an alternative base rate. Various margins are added to the interest rate based upon our consolidated net leverage ratio. Customary fees are payable in respect of the Credit Facility and include (i) commitment fees for unused portions of the Credit Facility and (ii) fees on outstanding letters of credit. Amounts borrowed under the Credit Facility are secured by essentially all of the assets of the Company.
The Credit Facility contains various representations and warranties, and restrictive covenants that, among other things and subject to specified exceptions, restrict the ability of us and our restricted subsidiaries to grant liens, incur indebtedness (including guarantees), make investments, engage in mergers and acquisitions, make dispositions of assets, make restricted payments or change the nature of our or their business. The Credit Facility contains financial covenants related to the consolidated net leverage ratio and the fixed charge coverage ratio (as defined in the Credit Facility). The restricted covenants after giving effect to Amendment No. 2 to Credit Agreement and Waiver (the “Amendment”) are described more fully below.
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

The Revolving Loan provides a principal amount of up to $50.0 million reduced by outstanding letters of credit. As of September 30, 2019, $10.2 million was outstanding on the Revolving Loan and $12.0 million of letters of credit were outstanding.
But for the Amendment, as of June 30, 2019, we would not have been in compliance with the requirement to maintain a consolidated net leverage ratio of 3.75 to 1.00 under the Credit Facility. On August 13, 2019, we entered into the Amendment, pursuant to which, among other things, the required lenders agreed to waive such non-compliance.
In addition, pursuant to the terms of the Amendment, the Credit Facility was amended to revise the required financial covenant ratios such that, after giving effect to the Amendment, we are not required to comply with any financial covenants through March 30, 2020. After March 30, 2020, we will be required to comply with a consolidated net leverage ratio of 6.50 to 1.00 from March 31, 2020 through September 29, 2020, decreasing to 3.00 to 1.00 as of September 30, 2020 and thereafter. After giving effect to the Amendment, we will also be required to comply with a fixed charge coverage ratio of 0.75 to 1.00 as of March 31, 2020, 0.90 to 1.00 as of June 30, 2020 and 1.20 to 1.00 thereafter. In the event that we are unable to comply in the future with such financial covenants upon delivery of our financial statements pursuant to the terms of the Credit Facility, an Event of Default will have occurred and the Administrative Agent can then, following a specified cure period, declare the unpaid principal amount of all outstanding loans, all interest accrued and unpaid thereon, and all other amounts payable to be immediately due and payable by the Company.
As consideration for the accommodations described above, we have agreed that amounts borrowed pursuant to the Delayed Draw Commitment will not exceed $15.0 million at any one time outstanding (without reducing the overall Delayed Draw Commitment amount). In addition, any Delayed Draw Term Loans shall incur additional interest at a rate equal to 10.0% per annum on all amounts outstanding in excess of $10.0 million of Delayed Draw Term Loans. Further, the margin of interest that will be charged on all outstanding loans has been increased to 4.00% for loans based on LIBOR and 3.00% for loans based on the alternative base rate. The Amendment revised the amount of (i) the commitment fees to 0.35% at all times for unused portions of the Credit Facility and (ii) fees on outstanding letters of credit to 3.35% at all times. The Amendment also added a requirement to make two additional scheduled prepayments of outstanding loans under the Credit Facility, including a payment of $50.0 million on or before September 13, 2019 and an additional payment of $40.0 million on or before March 31, 2020.
The $50.0 million payment was made prior to September 13, 2019, using the payment collected related to the early completion of the Brickhaven deemed termination. Regarding the March 2020 debt payment of $40.0 million, management has evaluated its ability to make this payment and meet our other financial obligations using our most recent financial forecast, which includes consideration of projected cash flows from operations, anticipated availability under the Credit Facility and prudent working capital management. The financial forecast does not anticipate incurring material unexpected losses in existing operations or new work awards being materially delayed. Though management believes that the Company will not be able to make the $40.0 million payment due in March 2020 and meet our other obligations as they become due over the next year based solely on projected cash flows from operations, anticipated availability under the revolving credit facility and prudent working capital management, we expect to execute transactions and/or utilize other sources of funding that provide additional liquidity necessary to meet our obligations as they become due.
We are actively pursuing, with authority from the Board of Directors, a variety of strategic transactions and cost-cutting measures, including, but not limited to, asset divestitures, alternative sources of capital, reduction in corporate discretionary expenditures and capital expenditures, and other operational efficiencies. We believe it is probable that these measures, as we continue to implement them, will enable us to make this payment and meet our other obligations as they become due through at least 12 months from the date that these financial statements were issued. If these initiatives are not successful or other unanticipated headwinds in our business occur, the Company could be required to amend or obtain a waiver from the Administrative Agent, and there is no assurance that we could obtain such amendment or waiver. If we are unable to complete such initiatives by the required debt payment due dates and we are unable to obtain an amendment or waiver from the Administrative Agent, the Company has the ability to access additional related party funding.
The Amendment also includes revisions to the restrictive covenants, including removing certain exceptions to the restrictions on our ability to make acquisitions, to make investments and to make dividends or other distributions. After giving effect to the Amendment, we will not be permitted to make any distributions or dividends to our stockholders without the consent of the required lenders.
Equipment Financing Facilities
We have entered into various equipment financing arrangements to finance the acquisition of certain equipment (the “Equipment Financing Facilities”). As of September 30, 2019, we had equipment lines of credit allowing borrowings of $4.0 million, of which $1.5 million was utilized. In addition, we had $34.6 million of equipment notes outstanding as of September 30, 2019. Each of the Equipment Financing Facilities includes non-financial covenants, and, as of September 30, 2019, we were in compliance with these covenants.

Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and Adjusted EBITDA margin are not financial measures determined in accordance with GAAP.
We define Adjusted EBITDA as net loss before interest expense, income taxes, depreciation and amortization, equity-based compensation, non-recurring legal costs and expenses and start-up costs, the Brickhaven contract deemed termination revenue reversal, and transaction-related expenses and other items. Adjusted EBITDA margin represents the ratio of Adjusted EBITDA to total revenue.
We believe Adjusted EBITDA and Adjusted EBITDA margin are useful performance measures because they allow for an effective evaluation of our operating performance when compared to our peers, without regard to our financing methods or capital structure. We exclude the items listed above from net loss in arriving at Adjusted EBITDA because these amounts are either non-recurring or can vary substantially within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net loss determined in accordance with GAAP. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are reflected in Adjusted EBITDA. Our presentation of Adjusted EBITDA should not be construed as an indication that our results will be unaffected by the items excluded from Adjusted EBITDA. Our computations of Adjusted EBITDA may not be identical to other similarly titled measures of other companies. We use Adjusted EBITDA margin to measure the success of our business in managing our cost base and improving profitability. The following table presents a reconciliation of Adjusted EBITDA to net loss, our most directly comparable financial measure calculated and presented in accordance with GAAP, along with our Adjusted EBITDA margin.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Net loss attributable to Charah Solutions, Inc.	$(3,313)	$(17,395)	$(24,158)	$(13,370)
Interest expense, net	3,833	17,034	12,987	26,708
Income tax benefit	(1,100)	(5,667)	(7,489)	(2,761)
Depreciation and amortization	5,399	16,763	17,034	33,898
Elimination of certain non-recurring legal costs and expenses(1)	(1,485)	20,033	(2,231)	25,202
Elimination of certain non-recurring start-up costs(2)	—	—	—	1,480
Equity-based compensation	659	1,046	1,666	2,449
Brickhaven contract deemed termination revenue reversal	—	—	10,000	—
Transaction-related expenses and other items(3)	1,603	739	4,340	2,308
Adjusted EBITDA	$5,596	$32,553	$12,149	$75,914
Adjusted EBITDA margin(4)	4.6%	17.5%	3.0%	14.1%

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

(3)	Represents SCB transaction expenses, executive severance costs, IPO-related costs, expenses associated with the Amendment to the Credit Facility and other miscellaneous items.

(4)
Adjusted EBITDA margin is a non-GAAP financial measure that represents the ratio of Adjusted EBITDA to total revenue. We use Adjusted EBITDA margin to measure the success of our businesses in managing our cost base and improving profitability.

Off-Balance Sheet Arrangements
We currently have no material off-balance sheet arrangements.
Contractual Obligations
As of September 30, 2019, there have been no material changes in our outstanding contractual obligations from those disclosed within Part II, “Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” in our Annual Report on Form 10-K for the year ended December 31, 2018.
Critical Accounting Policies and Estimates
There were no changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
Recent Accounting Pronouncements
Please see Note 2, “Recent Accounting Pronouncements,” to the accompanying unaudited condensed consolidated and combined financial statements included elsewhere in this Quarterly Report and Note 2, “Summary of Significant Accounting Policies,” to the consolidated and combined financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of recent accounting pronouncements.
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
Interest Rate Risk
As of September 30, 2019, we had $154.8 million of debt outstanding under the Term Loan and Delayed Draw Commitment and $10.2 million of debt outstanding under the Revolving Loan, with an interest rate of 6.0%. A 1.0% increase or decrease in the interest rate would increase or decrease interest expense by approximately $1.6 million per year assuming a consistent debt balance and before taking into consideration any impact from our interest rate cap. We currently have entered into derivatives contracts to put an interest rate cap in place with respect to outstanding indebtedness under the Term Loan that provides a ceiling on three-month LIBOR at 2.5% for a notional amount of $150.0 million.
On August 13, 2019, we entered into the Amendment to the Credit Facility, pursuant to which, among other things, (i) any Delayed Draw Term Loans incurred under the Credit Facility shall incur additional interest at a rate equal to 10.0% per annum on all amounts outstanding in excess of $10.0 million of Delayed Draw Term Loans and (ii) the margin of interest that will be charged on all outstanding loans under the Credit Facility has been increased to 4.00% for loans based on LIBOR and 3.00% for loans based on the alternative base rate.
Credit Risk
While we are exposed to credit risk in the event of non-performance by counterparties, the majority of our customers are investment grade companies and we do not anticipate non-performance. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d‑15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2019, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We are party to a lawsuit filed against North Carolina by an environmental advocacy group alleging that the issuance by the state of certain permits associated with our Brickhaven clay mine reclamation site exceeded the state’s power. Although the state’s authority to issue the bulk of the permits (i.e., the allowance to reclaim the original site with coal ash) was upheld, the portion of the permits that allows us to “cut and prepare” an additional portion of the site was held by the North Carolina Superior Court to exceed the relevant agency’s statutory authority. The North Carolina Superior Court’s decision was reversed and remanded back to the North Carolina Office of Administrative Hearing. Dispositive motions filed by us and the North Carolina Department of Environmental Quality are pending before the North Carolina Office of Administrative Hearing. All customer related work at the Brickhaven site has been completed.
Allied and its affiliate, Allied Power Resources, LLC, have been named in a collective action lawsuit filed in the U.S. District Court for the Northern District of Illinois, alleging violations of the Fair Labor Standards Act, and which includes related class claims alleging violations of the Illinois Minimum Wage Law and the Pennsylvania Minimum Wage Act for failure to pay overtime.  This case is one of a series filed against companies in the oil, gas and energy industries in Illinois and Texas. The parties mediated this case in November 2018 and reached a settlement, contingent upon court approval. The parties are working to finalize the joint motion to approve the settlement to submit to the court for approval.
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
Item 1A. Risk Factors
For a detailed discussion of known material factors which could materially affect our business, financial condition or future results, refer to Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “Annual Report”). There have been no material changes in our risk factors from those included in the Annual Report, except as noted below.
We rely on technology in our business and any technology disruption or delay in implementing new technology could adversely affect our business.
We believe investments in new technology and processes present opportunities to provide higher-margin offerings while also improving the environment. We also depend on digital technologies to process and record financial and operating data and rely on sophisticated information technology systems and infrastructure to support our business, including process control technology. The failure of our technology initiatives and systems to perform as we anticipate or a delay in implementing new technology could adversely affect our financial condition, results of operations and cash flows. For example, within our byproduct sales offerings, which is part of our Environmental Solutions segment, the roll-out of our technology initiatives, including our MP618 thermal beneficiation technology and our grinding technology, has been slower than previously anticipated, resulting in lower than expected contribution to operating results.
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
We are required to test goodwill and other intangible assets annually and on an interim basis if an event occurs or there is a change in circumstance that would more likely than not reduce the fair value of our reporting unit below its carrying value or that indicates that the carrying value of such intangible asset is not recoverable. When the carrying value of a reporting unit exceeds its fair value, a charge to operations, up to the total amount of the intangible, is recorded. If the carrying amount of an intangible asset is not recoverable, a charge to operations is recognized. Either event would result in incremental expenses for that period, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred.
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
Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Charah Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed June 22, 2018 (File No. 001-38523)).
3.2	Amended and Restated Bylaws of Charah Solutions, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8K filed June 22, 2018 (File No. 001-38523)).
10.1
Amendment No. 2 to Credit Agreement and Waiver between Charah Solutions, Inc., Bank of America, N.A., as administrative agent, the lenders party thereto and certain subsidiary guarantors named therein, dated August 13, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 14, 2019 (File No. 001-38523)).

10.2
Confidential Settlement Agreement and Release, dated August 30, 2019, by and between Duke Energy Business Services LLC, as agent for and on behalf of Duke Energy Carolinas, LLC and Duke Energy Progress, LLC, and Charah, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 30, 2019 (File No. 001-38523)).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a)/15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a)/15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
___________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARAH SOLUTIONS, INC.

November 13, 2019	By:	/s/ Scott A. Sewell
	Name:	Scott A. Sewell
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

November 13, 2019	By:	/s/ Roger D. Shannon
	Name:	Roger D. Shannon
	Title:	Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)