Form 10-Q
period 2020-03-31
Charah Solutions, Inc.
filed 2020-05-12
CIK 1730346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10‑Q
____________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or
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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2020, the registrant had 29,888,185 shares of common stock outstanding.

CHARAH SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2020

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
The information in this Quarterly Report on Form 10‑Q (this “Quarterly Report”) includes “forward‑looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenue and losses, projected costs, prospects, plans and objectives of management are forward‑looking statements. When used in this Quarterly Report, the words “may,” “will,” “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward‑looking statements. However, not all forward‑looking statements contain such identifying words. These forward‑looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. When considering forward‑looking statements, you should keep in mind the risk factors and other cautionary statements included in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, “Item 1A. Risk Factors” of this Quarterly Report and elsewhere herein. These forward‑looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.
Forward‑looking statements may include statements about:

•	the impacts from the COVID-19 pandemic on the Company’s business;

•	our business strategy;

•	our operating cash flows, the availability of capital and our liquidity;

•	our future revenue, income and operating performance;

•	our ability to sustain and improve our utilization, revenue and margins;

•	our ability to maintain acceptable pricing for our services;

•	our future capital expenditures;

•	our ability to finance equipment, working capital and capital expenditures;

•	competition and government regulations;

•	our ability to obtain permits and governmental approvals;

•	pending legal or environmental matters or liabilities;

•	environmental hazards;

•	industrial accidents;

•	business or asset acquisitions;

•	general economic conditions;

•	credit markets;

•	our ability to successfully develop our research and technology capabilities and to implement technological developments and enhancements;

•	uncertainty regarding our future operating results; and

•	plans, objectives, expectations and intentions, as well as any other statement contained in this Quarterly Report that are not statements of historical fact.
We caution you that these forward‑looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, the risks described under Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 and under Part II, “Item 1A. Risk Factors” of this Quarterly Report and elsewhere herein. Should one or more of the risks or uncertainties described occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward‑looking statements.
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

ii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CHARAH SOLUTIONS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except par value amounts)
(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash	$26,310	$4,913
Restricted cash	1,215	1,215
Trade accounts receivable, net	78,890	50,570
Receivable from affiliates	82	390
Contract assets	27,159	20,641
Inventory	11,987	14,792
Income tax receivable	595	1,374
Prepaid expenses and other current assets	4,878	4,615
Total current assets	151,116	98,510
Property and equipment, net	79,796	85,294
Goodwill	74,213	74,213
Intangible assets, net	90,378	92,473
Equity method investments	4,781	5,078
Other assets	1,384	188
Total assets	$401,668	$355,756

Liabilities, mezzanine equity and stockholders’ equity
Current liabilities:
Accounts payable	18,942	25,510
Contract liabilities	428	582
Notes payable, current maturities	37,563	34,873
Asset retirement obligation, current portion	7,836	9,944
Purchase option liability	7,110	7,110
Accrued liabilities	59,493	35,490
Other current liabilities	1,180	1,116
Total current liabilities	132,552	114,625
Deferred tax liabilities	1,492	1,492
Contingent payments for acquisitions	11,538	11,481
Asset retirement obligation	5,151	5,187
Line of credit	27,000	19,000
Notes payable, less current maturities	160,016	150,698
Other liabilities	1,000	—
Total liabilities	338,749	302,483

Commitments and contingencies (see Note 15)

Mezzanine equity
Series A Preferred Stock — $0.01 par value; 50,000 shares authorized, 26 shares issued and outstanding as of March 31, 2020; aggregate liquidation preference of $26,000 as of March 31, 2020	23,513	—

Stockholders’ equity
Retained losses	(47,252)	(33,002)
Common Stock — $0.01 par value; 200,000 shares authorized, 29,745 and 29,624 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	296	296
Additional paid-in capital	85,794	85,187
Total stockholders’ equity	38,838	52,481
Non-controlling interest	568	792
Total equity	39,406	53,273
Total liabilities, mezzanine equity and stockholders’ equity	$401,668	$355,756
See accompanying notes to condensed consolidated financial statements.

CHARAH SOLUTIONS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenue	$164,631	$163,258
Cost of sales	153,834	147,879
Gross profit	10,797	15,379
General and administrative expenses	12,756	13,985
Operating (loss) income	(1,959)	1,394
Interest expense, net	(3,630)	(5,052)
Loss on extinguishment of debt	(8,603)	—
Income from equity method investment	296	554
Loss before income taxes	(13,896)	(3,104)
Income tax benefit	—	(761)
Net loss	(13,896)	(2,343)
Less income attributable to non-controlling interest	354	476
Net loss attributable to Charah Solutions, Inc.	(14,250)	(2,819)
Accrued Series A Preferred Stock dividends	(111)	—
Net loss attributable to common stockholders	$(14,361)	$(2,819)

Loss per common share:
Basic	$(0.48)	$(0.10)
Diluted	$(0.48)	$(0.10)

Weighted-average shares outstanding used in loss per common share:
Basic	29,644	29,188
Diluted	29,644	29,188

See accompanying notes to condensed consolidated financial statements.

CHARAH SOLUTIONS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, unless otherwise indicated)
(Unaudited)

	For the Three Months Ended March 31, 2019
	Mezzanine Equity		Permanent Equity
	Preferred Stock (Shares)	Preferred Stock (Amount)	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Retained Losses	Total	Non-Controlling Interest	Total
Balance, December 31, 2018	—	$—	29,082,988	$291	$82,880	$9,414	$92,585	$805	$93,390
Net (loss) income	—	—	—	—	—	(2,819)	(2,819)	476	(2,343)
Distributions	—	—	—	—	—	—	—	(582)	(582)
Share-based compensation expense	—	—	—	—	208	—	208	—	208
Shares issued under share-based compensation plans	—	—	500,253	5	(5)	—	—	—	—
Taxes paid related to net settlement of shares	—	—	(28,653)	—	—	—	—	—	—
Balance, March 31, 2019	—	$—	29,554,588	$296	$83,083	$6,595	$89,974	$699	$90,673

	For the Three Months Ended March 31, 2020
	Mezzanine Equity		Permanent Equity
	Preferred Stock (Shares)	Preferred Stock (Amount)	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Retained Losses	Total	Non-Controlling Interest	Total
Balance, December 31, 2019	—	$—	29,622,835	$296	$85,187	$(33,002)	$52,481	$792	$53,273
Net (loss) income	—	—	—	—	—	(14,250)	(14,250)	354	(13,896)
Distributions	—	—	—	—	—	—	—	(578)	(578)
Share-based compensation expense	—	—	—	—	732	—	732	—	732
Taxes paid related to net settlement of shares	—	—	(5,953)	—	(14)	—	(14)	—	(14)
Issuance of Series A Preferred Stock, net of issuance costs	26,000	23,513	—	—	—	—	—	—	—
Accrued Series A Preferred Stock dividends	—	—	—	—	(111)	—	(111)	—	(111)
Balance, March 31, 2020	26,000	$23,513	29,616,882	$296	$85,794	$(47,252)	$38,838	$568	$39,406

See accompanying notes to condensed consolidated financial statements.

CHARAH SOLUTIONS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(13,896)	$(2,343)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	6,524	6,257
Loss on extinguishment of debt	8,603	—
Paid-in-kind interest on long-term debt	237	—
Amortization of debt issuance costs	—	171
Deferred income tax benefit	—	(761)
Loss on sale of fixed assets	54	527
Income from equity method investment	(296)	(554)
Distributions received from equity investment	593	512
Non-cash share-based compensation	732	208
Loss on interest rate swap	64	1,362
Interest accreted on contingent payments for acquisition	57	67
Increase (decrease) in cash due to changes in:
Trade accounts receivable	(28,320)	(3,086)
Contract assets and liabilities	(6,672)	(8,916)
Inventory	2,724	1,331
Accounts payable	(6,379)	(4,757)
Asset retirement obligation	(2,143)	(1,847)
Other assets and liabilities	19,798	18,004
Net cash (used in) provided by operating activities	(18,320)	6,175

Cash flows from investing activities:
Proceeds from the sale of equipment	14	470
Purchases of property and equipment	(1,184)	(7,140)
Net cash used in investing activities	(1,170)	(6,670)

Cash flows from financing activities:
Net proceeds on line of credit	8,000	701
Proceeds from long-term debt	15,000	3,656
Principal payments on long-term debt	(5,095)	(3,721)
Payments of debt issuance costs	(935)	—
Taxes paid related to net settlement of shares	(14)	—
Net proceeds from issuance of convertible Series A Preferred Stock	24,509	—
Distributions to non-controlling interest	(578)	(582)
Net cash provided by financing activities	40,887	54
Net increase (decrease) in cash, cash equivalents and restricted cash	21,397	(441)
Cash, cash equivalents and restricted cash, beginning of period	6,128	6,900
Cash, cash equivalents and restricted cash, end of period	$27,525	$6,459

See accompanying notes to condensed consolidated financial statements.

	Three Months Ended
	March 31,
	2020	2019
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$3,352	$3,358
Cash refunded during the period for taxes	780	—

Non-cash investing and financing transactions:
Changes in property and equipment included in accounts payables and accrued expenses	$676	$—
Sale of equipment through the issuance of a note receivable	1,450	—
Debt issuance costs included in accounts payable and accrued expenses	579	—
Series A Preferred Stock dividends payable included in accrued expenses	111	—
Series A Preferred Stock issuance costs included in accounts payable and accrued expenses	996	—
Supplemental Disclosures
As of March 31, 2020, included in the line of credit were gross proceeds from the Revolving Loan of $44,454 and gross payments on the Revolving Loan of $36,454.

See accompanying notes to condensed consolidated financial statements.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
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
Basis for Presentation
The Company’s fiscal year ends December 31. The accompanying unaudited condensed consolidated financial statements include the assets, liabilities, stockholders’ equity and results of operations of the Company and its consolidated subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, which consist of normal recurring adjustments. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated and combined financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)

Seasonality of Business
Based on historical trends, we expect our operating results to vary seasonally. Nuclear power generators perform turnaround and outages in the off-peak months when demand is lower and generation capacity is less constrained. As a result, our nuclear services offerings may have higher revenue volume in the spring and fall months. Variations in normal weather patterns can also cause changes in the consumption of energy, which may influence the demand and timing of associated services for our fossil services offerings. Inclement weather can impact construction-related activities associated with pond and landfill remediation, which affects the timing of revenue generation for our remediation and compliance services. Our byproduct sales are also seasonally impacted during winter months when the utilization of cement and cement products is generally lower.
Business Combinations
On March 30, 2018, Charah Management completed a transaction with SCB Materials International, Inc. and affiliated entities (“SCB”), a previously unrelated third party, pursuant to which Charah Solutions acquired certain assets and liabilities of SCB for a purchase price of $35,000, with $20,000 paid at closing and $15,000 to be paid over time in conjunction with certain performance metrics. The contract also contained various mechanisms for a working capital true-up. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations with the allocation of the purchase price for the acquisition finalized as of March 31, 2019 with the recognized goodwill allocated to the Environmental Solutions segment. In November 2018, the $15,000 to be paid over time was reduced by $3,300. As of March 31, 2020, the present value of these future payments using a discount rate of 2.50% was determined to be $11,538. The Company expects the future payments to occur in 2021 and beyond.
2. Impact of the COVID-19 Pandemic
In March 2020, the World Health Organization categorized the disease caused by a novel coronavirus (“COVID-19”) as a pandemic and the President of the United States declared the COVID-19 pandemic to be a national emergency. The Company is a mission-critical contractor to the power generation industry, which has been identified as part of the Department of Homeland Security’s Critical Infrastructure Sector.
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which includes modifications to the limitation on business interest expense and net operating loss carryforward provisions and provides a payment delay of certain employer payroll taxes during 2020. The Company estimates the payment of approximately $9,700 of employer payroll taxes otherwise due in 2020 will be delayed with 50% due by December 31, 2021 and the remaining 50% due by December 31, 2022. The CARES Act is not expected to have a material impact on the Company’s consolidated financial statements.
Our commitment to safety is a core value and an integral component of our culture. As the COVID-19 disease continues to expand within the United States and around the world, our highest priority remains the safety of our employees and customers. Our business was built on an unwavering commitment to safety. To that end, we have taken immediate action to protect our employees, our customers, and our business. The mission-critical nature of our and our customers’ operations made it imperative to quickly initiate a series of contingency plans to ensure business continuity for our customers, the vast majority of whom are highly-regulated and who must continue operating to provide safe and reliable power to the country. In March 2020, as a response to the ongoing COVID-19 pandemic, we established a COVID-19 task force to oversee the Company’s initiatives, procedures and responses to addressing the potential impact of COVID-19. We have implemented measures to manage through possible service interruptions, and we are maintaining real-time communication across our entire organization and with our customers. As of May 12, 2020, we have not had any work stoppages.
With respect to our business operations, we have not observed any significant slowdown in activity on existing job sites as a result of the COVID-19 pandemic at this time and are in constant communication with our utility customers. We have a shared commitment to partner with them in keeping all employees safe by abiding with their health and hygiene policies and aligning with their health risk mitigation procedures. In April 2020, we implemented a series of preemptive cost cutting and cost savings initiatives across the company including reductions in employee compensation, reductions in cash-based retainers to our Board of Directors, reduced hiring and significantly reducing discretionary spending including travel restrictions. In addition, we are implementing applicable benefits of the CARES Act.
3. Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASC 606”), which provides a five-step framework to determine when and how revenue is recognized. We adopted ASC 606 on January 1, 2019, using the modified-retrospective method. Our financial results for annual reporting periods beginning January 1, 2019 and for interim reporting periods beginning January 1, 2020 are presented under the new accounting standard, while financial results for prior periods will continue to be reported in accordance with our historical accounting policy.
Revenue is measured based on the amount of consideration specified in a contract with a customer. Revenue is recognized when our performance obligations under the terms of the contract are satisfied which generally occurs with the transfer of control of the goods or services to the customer.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)

The adoption of ASC 606 had no impact on cash provided by or used in operating, investing, or financing activities on our accompanying unaudited condensed consolidated statement of cash flows and no impact on our unaudited condensed consolidated statement of comprehensive income. The impact of adoption on our unaudited condensed consolidated balance sheet and statement of operations for the three months ended March 31, 2020 was as follows:

		Balances Without	Effect of Change
	As Reported	Adoption of ASC 606	Higher / (Lower)
Assets
Accounts receivable, net	$78,890	$80,985	$(2,095)
Contract assets	27,159	25,064	2,095

Liabilities
Contract liabilities	428	3	425

Equity
Retained losses	$(47,252)	$(47,332)	$80

		Balances Without	Effect of Change
	As Reported	Adoption of ASC 606	Higher / (Lower)
Statement of Operations
Revenue	$164,631	$164,551	$80
Loss before income taxes	(13,896)	(13,976)	80
Net loss	(13,896)	(13,976)	80
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

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)

tests for the periods beginning on January 1, 2023. ASU No. 2017-04 must be applied prospectively, with early adoption permitted. The Company is currently evaluating the effect that the adoption of this ASU will have on its consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes. This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The ASU will be effective for annual reporting periods beginning after December 15, 2021 and interim periods in fiscal years beginning after December 15, 2022 and early adoption is permitted. The Company is still assessing the impact of ASU No. 2019-12 on its consolidated financial statements.
4. Revenue
We disaggregate our revenue from customers by type of service and by geographic region as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below.

	Three Months Ended
	March 31, 2020	March 31, 2019
Environmental Services
Product sales	$21,761	$22,512
Construction contracts	14,847	26,911
Services	57	8,960
Total Environmental Services	36,665	58,383

Maintenance and Technical Services
Services	127,966	104,875
Total Maintenance and Technical Services	127,966	104,875
Total revenue	$164,631	$163,258

	Three Months Ended
	March 31, 2020	March 31, 2019
Environmental Services
United States	$36,030	$58,383
Foreign	635	—
Total Environmental Services	36,665	58,383

Maintenance and Technical Services
United States	127,966	104,875
Total Maintenance and Technical Services	127,966	104,875
Total revenue	$164,631	$163,258
On March 31, 2020, we had $95,206 of the transaction price allocated to remaining performance obligations. We expect to recognize approximately 45% of our remaining performance obligations as revenue during the remainder of 2020, 12% in 2021, 8% in 2022, and 35% thereafter. Revenue associated with our remaining performance obligations includes performance obligations related to our construction contracts. The balance of remaining performance obligations does not include variable consideration that was determined to be constrained as of March 31, 2020. As of March 31, 2020, there are no unapproved change orders associated with project scope changes included in determining the profit or loss on certain construction contracts.
5. Balance Sheet Items
Allowance for doubtful accounts
The following table presents the changes in the allowance for doubtful accounts:

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)

	March 31,
	2020	2019
Balance, beginning of period	$146	$—
Add: provision	119	—
Less: deduction and other adjustments	(11)	—
Balance, end of period	$254	$—
Property and equipment, net
The following table shows the components of property and equipment, net:

	March 31, 2020	December 31, 2019
Plant, machinery and equipment	$78,960	$75,578
Structural fill site improvements	55,760	55,760
Vehicles	19,288	19,163
Office equipment	2,960	2,741
Buildings and leasehold improvements	262	262
Structural fill sites	7,110	7,110
Construction in progress	7,456	12,324
Total property and equipment	$171,796	$172,938
Less: accumulated depreciation	(92,000)	(87,644)
Property and equipment, net	$79,796	$85,294
Depreciation expense for the three months ended March 31, 2020 and 2019 was $4,429 and $7,047, respectively.
Accrued liabilities

	March 31, 2020	December 31, 2019
Accrued expenses	$24,414	$20,456
Accrued payroll and bonuses	33,263	13,273
Accrued interest	1,816	1,761
Accrued liabilities	$59,493	$35,490
Asset Retirement Obligations
The Company owns and operates two structural fill sites that will have continuing maintenance and monitoring requirements subsequent to their closure. As of March 31, 2020 and December 31, 2019, the Company has accrued $12,987 and $15,131, respectively, for the asset retirement obligation.
The following table reflects the activity for the asset retirement obligation:

	March 31,
	2020	2019
Balance, beginning of period	$15,131	$26,065
Liabilities incurred	—	1,017
Liabilities settled	(2,332)	(3,207)
Accretion	188	343
Balance, end of period	12,987	24,218
Less: current portion	(7,836)	(15,196)
Non-current portion	$5,151	$9,022
6. Equity Method Investment
Charah has an investment in a company that provides ash management and remarketing services to the electric utility industry. Charah accounts for its investment under the equity method of accounting because Charah has significant influence over the financial and operating

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)

policies of the company. Charah had a receivable due from the equity method investment of $82 and $96 at March 31, 2020 and December 31, 2019, respectively.
Summarized balance sheet information of our equity method investment entity is as follows:

	March 31, 2020	December 31, 2019
Current assets	$1,880	$2,482
Noncurrent assets	367	395
Total assets	$2,247	$2,877
Current liabilities	285	321
Equity of Charah	4,781	5,078
Equity of joint venture partner	(2,819)	(2,522)
Total liabilities and members’ equity	$2,247	$2,877
Summarized financial performance of our equity method investment entity is as follows:

	Three Months Ended
	March 31,
	2020	2019
Revenue	$1,478	$2,220
Net income	592	1,108
Charah Solutions’ share of net income	296	554
The following table reflects our proportional ownership activity in our investment account:

	Three Months Ended
	March 31,
	2020	2019
Opening balance	$5,078	$5,060
Distributions	(593)	(512)
Share of net income	296	554
Closing balance	$4,781	$5,102

7. Distributions to Stockholders, Receivable from Affiliates, and Related Party Transactions
Prior to the Company’s June 18, 2018 corporate reorganization, the Company made certain distributions to stockholders and members to cover their tax liabilities. As of March 31, 2020 and December 31, 2019, the receivable from affiliates associated with these distributions were $0 and $294, respectively.
ATC Group Services LLC (“ATC”), an entity owned by BCP, our majority stockholder, provided environmental consulting and engineering services at certain service sites. Expenses to ATC were $30 and $0 for the three months ended March 31, 2020 and 2019, respectively. The Company had no receivables outstanding from ATC at March 31, 2020 and December 31, 2019. The Company had payables and accrued expenses, net of credit memos, due to ATC of $23 and $62 at March 31, 2020 and December 31, 2019, respectively.
Brown & Root Industrial Services, LLC (“B&R”), an entity 50% owned by BCP, our majority stockholder, provided subcontracted construction services at one of our remediation and compliance service sites. Expenses to B&R were $0 and $440 for the three months ended March 31, 2020 and 2019, respectively. The Company had no receivables outstanding from B&R at March 31, 2020 and December 31, 2019. The Company had payables and accrued expenses, net of credit memos, due to B&R of $0 and $254 at March 31, 2020 and December 31, 2019, respectively.
The Company rented their corporate office through October 2019 through a triple net lease and rented housing at work sites and a condo through March 2020 from Price Real Estate, LLC (“Price Real Estate”), an entity owned by a stockholder of the Company. Rental expense associated with Price Real Estate was $0 and $116 for the three months ended March 31, 2020 and 2019, respectively. The Company had no receivables outstanding from Price Real Estate at March 31, 2020 and December 31, 2019. The Company had a payable due to Price Real Estate of $0 and $2 at March 31, 2020 and December 31, 2019, respectively.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)

PriceFlight, LLC (“PriceFlight”), an entity owned by a stockholder of the Company, provided flight services to the Company. Expenses to PriceFlight for flight services were $0 and $85 for the three months ended March 31, 2020 and 2019, respectively.
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
As further discussed in Note 11, in March 2020, the Company entered into an agreement with an investment fund affiliated with BCP to sell 26,000 shares of Preferred Stock.
8. Goodwill and Intangible Assets
The Company’s goodwill and intangible assets consist of the following:

	March 31, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangibles:
Customer relationships	$78,942	$(24,912)	$78,942	$(22,938)
Technology	2,003	(401)	2,003	(351)
Non-compete and other agreements	289	(289)	289	(253)
SCB trade name	694	(278)	694	(243)
Rail easement	110	(110)	110	(110)
Total	$82,038	$(25,990)	$82,038	$(23,895)

Indefinite-lived intangibles:
Charah trade name	$34,330		$34,330
Goodwill	74,213		74,213
Total	$108,543		$108,543
Definite-Lived Intangible Assets
As of March 31, 2020 and December 31, 2019, definite-lived intangible assets included customer relationships, technology, non-compete and other agreements, SCB trade name and a rail easement. These assets are amortized on a straight-line basis over their estimated useful lives as shown in the table below. Amortization expense was $2,095 and $2,116 during the three months ended March 31, 2020 and 2019, respectively.

Definite-Lived Intangible Asset	Useful Life
Customer relationships	10 years
Technology	10 years
Non-compete and other agreements	2 years
SCB trade name	5 years
Rail easement	2 years
Goodwill and Indefinite-Lived Intangible Assets
Goodwill represents the excess purchase price over the fair value of the net assets acquired in a business combination. Our goodwill included in the unaudited condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019 was $74,213. Our intangible assets, net as of March 31, 2020 and December 31, 2019 include a trade name valued at $34,330 that is considered to have an indefinite life.
Goodwill and indefinite-lived intangible assets are not amortized, but instead are tested for impairment annually or more often if events or changes in circumstances indicate that the fair value of the asset may have decreased below its carrying value. We perform our impairment test effective October 1st of each year and evaluate for impairment indicators between annual impairment tests. There were no impairment triggering events during the three months ended March 31, 2020.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)

9. Credit Agreement
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

After the Third Amendment (as defined below), all amounts associated with the Revolving Loan and the Term Loan under the Credit Facility will mature in July 2022 as discussed more fully below. The interest rates per annum applicable to the loans under the Credit Facility are based on a fluctuating rate of interest measured by reference to, at our election, either (i) the Eurodollar rate, currently the London Inter-bank Offered Rate (“LIBOR”), or (ii) an alternative base rate. Defined margins are added to the interest rate based upon our election of either the Eurodollar rate or the base rate. Customary fees are payable in respect of the Credit Facility and include (i) commitment fees for the unused portions of the Credit Facility and (ii) fees on outstanding letters of credit. Amounts borrowed under the Credit Facility are secured by substantially all of the assets of the Company.
The Credit Facility contains various customary representations and warranties, and restrictive covenants that, among other things and subject to specified exceptions, restrict the ability of us and our restricted subsidiaries to grant liens, incur indebtedness (including guarantees), make investments, engage in mergers and acquisitions, make dispositions of assets, make restricted payments or change the nature of our or our subsidiaries’ business. The Credit Facility contains financial covenants related to the consolidated net leverage ratio and the fixed charge coverage ratio (as defined in the Credit Facility), which have been modified as described below.
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
The Revolving Loan provides a principal amount of up to $50,000, reduced by outstanding letters of credit. As of March 31, 2020, $27,000 was outstanding on the Revolving Loan and $12,029 of letters of credit were outstanding.
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
In addition, pursuant to the terms of the Second Amendment, the Credit Facility was amended to revise the required financial covenant ratios, which have been modified as described below. As consideration for these accommodations, we agreed that amounts borrowed pursuant to the Delayed Draw Commitment would not exceed $15,000 at any one time outstanding (without reducing the overall Delayed Draw Commitment amount). Further, the margin of interest charged on all outstanding loans was increased to 4.00% for loans based on LIBOR and 3.00% for loans based on the alternative base rate. The Second Amendment revised the amount of (i) the commitment fees to 0.35% at all times for the unused portions of the Credit Facility and (ii) fees on outstanding letters of credit to 3.35% at all times. The Second Amendment also added a requirement to make two additional scheduled prepayments of outstanding loans under the Credit Facility, including a payment of $50,000 on or before September 13, 2019 and an additional payment of $40,000 on or before March 31, 2020. The $50,000 payment was made before September 13, 2019, using proceeds of the Brickhaven deemed termination payment. We are required to pay the Administrative Agent an amendment fee in an amount equal to 1.00% of the total credit exposure under the Credit Facility immediately prior to the effectiveness of the Second Amendment, with such fee due and payable on August 16, 2020, provided that the Credit Facility has not been terminated prior to such date.
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

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)

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
Under the Third Amendment, the Company has agreed to make monthly amortization payments in respect of term loans beginning in April 2020, and to move the maturity date for all loans under the Credit Facility to July 31, 2022 (the “Maturity Date”). In addition, if at any time after August 13, 2019, the outstanding principal amount of the Delayed Draw Term Loans exceeds $10,000, we will incur additional interest at a rate equal to 10.0% per annum on all daily average amounts exceeding $10,000 payable at March 31, 2020 and the Maturity Date. Further, the Third Amendment requires mandatory prepayments of revolving loans with any cash held by the Company in excess of $10,000, which excludes the amount of proceeds received in respect of the Preferred Stock Offering (as defined below) to the extent such funds are used for liquidity and general corporate purposes. The Company has also agreed to an increase of four percent (4%) to the interest rate applicable to the Closing Date Term Loan that will be compounded monthly and paid in kind by adding such portion to the outstanding principal amount.
As a condition to entering into the Second Amendment, we are required to pay the Administrative Agent an amendment fee (the “Second Amendment Fee”) in an amount equal to 1.50% of the total credit exposure under the Credit Facility, immediately prior to the effectiveness of the Second Amendment. Of the Second Amendment Fee, 0.50% was due and paid on October 15, 2019 and 1.00% of such Second Amendment Fee will become due and payable on August 16, 2020 if the facility has not been terminated on or prior to August 15, 2020. We are also required to pay the Administrative Agent an amendment fee associated with the Third Amendment (the “Third Amendment Fee”) in an amount equal to 0.20% of the total credit exposure under the Credit Facility, immediately prior to the effectiveness of the Third Amendment, with such Third Amendment Fee being due and payable on June 30, 2020. Finally, we will pay an additional fee with respect to the Third Amendment in the amount of $2,000 with such fee being due and payable on the Maturity Date; provided that if the facility is terminated by December 31, 2020, 50% of this fee shall be waived.
In accordance with ASC 470, Debt, the Company calculated the present value of the cash flows for purposes of applying the 10 percent cash flow test for the Third Amendment and concluded that the original and new debt instruments were substantially different, necessitating that the Third Amendment be accounted for as an extinguishment. The Company capitalized third-party fees of $1,514 associated with the Third Amendment that will be amortized prospectively through interest expense, net in the consolidated statement of operations using the effective interest method through the Maturity Date. Fees payable to the lenders (as discussed above) of $5,162 were associated with the extinguishment of the old debt instrument and included in loss on extinguishment of debt in the accompanying unaudited condensed consolidated statements of operations. The Company wrote-off unamortized debt issuance costs of $3,441, which is included in loss on extinguishment of debt in the accompanying unaudited condensed consolidated statements of operations.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)

10. Notes Payable
The following table summarizes the major components of debt at each balance sheet date and provides maturities and interest rate ranges for each major category as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Various equipment notes entered into in November 2017, payable in monthly installments ranging from $6 to $24, including interest at 5.2%, maturing in December 2022 through December 2023. The notes are secured by equipment with a net book value of $3,046 as of March 31, 2020.	$3,676	$3,937
Various equipment notes entered into in 2018, payable in monthly installments ranging from $1 to $39, including interest ranging from 5.6% to 6.8%, maturing in March 2023 through May 2025. The notes are secured by equipment with a net book value of $9,262 as of March 31, 2020.	9,944	10,429
Various equipment notes entered into in 2019, payable in monthly installments ranging from $2 to $23, including interest ranging from 3.9% to 6.4%, maturing in April 2021 through December 2024. The notes are secured by equipment with a net book value of $3,579 as of March 31, 2020.	4,126	4,333
In June 2018, the Company entered into a $12,000 non-revolving credit note with a bank. The credit note converted to a term loan on April 10, 2019 and was amended in November 2019, December 2019 and April 2020. Pursuant to the terms of the amendment, this loan was amended to require a maturity date of December 31, 2020 and interest on borrowings to be calculated at a fixed rate per annum equal to 5.9%. The note is secured by equipment with a net book value of $7,836 as of March 31, 2020.	9,241	9,900
In July 2019, the Company entered into a commercial insurance premium financing agreement, payable in monthly installments of $169, including interest of 4.4%, maturing in March 2020.	—	506
A $10,000 equipment line with a bank, entered into in December 2017, secured by all equipment purchased with the proceeds of the loan. Interest is calculated on any outstanding amounts using a fixed rate of 4.5%. The equipment line converted to a term loan in September 2018, with a maturity date of June 22, 2023. The term loan is secured by equipment with a net book value of $6,166 as of March 31, 2020.	7,244	7,719
Pursuant to the terms of the Third Amendment, the Closing Date Term Loan and the Delayed Draw Term Loan entered into in September 2018 as part of the Syndicated Credit Facility (see also Note 9), maturing July 2022. The interest rate applicable to the Closing Date Term Loan and the Delayed Draw Term Loan is based on a fluctuating rate of interest measured by reference to, at the Company’s election, either (i) the Eurodollar rate, currently the LIBOR rate, or (ii) an alternative base rate. With respect to the Closing Date Term Loan, principal payments required are $854 monthly from April 2020 through September 2020, $1,153 monthly from October 2020 through December 2020, $1,280 monthly from January 2021 through December 2021, and $1,500 monthly thereafter. With respect to the Delayed Draw Term Loan, principal payments required are $2,500 in June 2020 and $833 monthly from July 2020 through March, 2021. Beginning in April 2021, the then outstanding principal balance of the Delayed Draw Term Loans will be payable in sixteen equal installments monthly thereafter. The term loan is secured by substantially all the assets of the Company and is subject to certain financial covenants.
	164,862	152,188
Total	199,093	189,012
Less debt issuance costs	(1,514)	(3,441)
	197,579	185,571
Less current maturities	(37,563)	(34,873)
Notes payable due after one year	$160,016	$150,698
11. Mezzanine Equity
As a condition to the Third Amendment, the Company entered into an agreement with an investment fund affiliated with BCP (the “Holder”) to sell 26,000 shares of Series A Preferred Stock, par value $0.01per share (the “Preferred Stock”), with an initial aggregate liquidation

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)

preference of $26,000, net of a 3% Original Issue Discount (“OID”) of $780 for net proceeds of $25,220 in a private placement (the “Preferred Stock Offering”). Proceeds from the Preferred Stock Offering will be used for liquidity and general corporate purposes. In connection with the issuance of the Preferred Stock, the Company incurred direct expenses of $1,707, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. The Preferred Stock was initially recorded net of OID and direct expenses, which will be accreted through paid-in-capital as a deemed dividend from the date of issuance through the first possible known redemption date. As of March 31, 2020, the Company had accrued dividends of $141 associated with the Preferred Stock, which was recorded at a fair value of $111 using observable information for similar items and is classified as a level 2 fair value measurement.
Dividend Rights The Preferred Stock ranks senior to the shares of the Company’s common stock, with respect to dividend rights and rights on the distribution of assets in any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Preferred Stock had an initial liquidation preference of $1 (one thousand dollars) per share.
The holders of the Preferred Stock are entitled to a cumulative dividend paid in cash at the rate of 10.0% per annum, payable on a quarterly basis. If we do not declare and pay a dividend to the holders of the Preferred Stock, the dividend rate will increase to 13.0% per annum and the dividends are paid in-kind by adding such amount to the liquidation preference. The Company’s intention is to pay dividends in-kind for the foreseeable future. The dividend rate will increase to 16.0% per annum upon the occurrence and during the continuance of an event of default. As of March 31, 2020, the liquidation preference of the Preferred Stock was $26,141.
Conversion Features The Preferred Stock is convertible at the option of the holders at any time on and subsequent to the three-month anniversary of the date of issuance into shares of common stock at a conversion price of $2.77 per share (the “Conversion Price”), which represents a 30% premium to the 20-day volume-weighted average price ended March 4, 2020. As of March 31, 2020, the maximum number of common shares that could be required to be issued if converted is 9,437 (nine million, four hundred thirty-seven thousand). The conversion rate is subject to the following customary anti-dilution and other adjustments:

•	the issuance of common stock as a dividend or the subdivision, combination, or reclassification of common stock into a greater or lesser number of shares of common stock;

•
the dividend, distribution or other issuance of rights, options or warrants to holders of common stock entitling them to subscribe for or purchase shares of common stock at a price per share that is less than the market value for such issuance;

•
the issuance of a dividend or similar distribution in-kind, which can include shares of any class of capital stock, evidences of the Company’s indebtedness, assets or other property or securities, to holders of common stock;

•
a transaction in which a subsidiary of the Company ceases to be a subsidiary of the Company as a result of the distribution of the equity interests of the subsidiary to the holders of the Company’s common stock; and

•	the payment of a cash dividend to the holders of common stock.
On or subsequent to the three-year anniversary of the date of issuance, if the holders have not elected to convert all their shares of Preferred Stock, the Company may give 30 days’ notice to the holders giving the holders the option to choose, in their sole discretion, to have all outstanding shares of Preferred Stock converted into shares of common stock or redeemed in cash at the then applicable Redemption Price (as defined below). The Company may not issue this conversion notice unless (i) the average volume-weighted average price per share of the Company’s common stock during each of the 20 consecutive trading days prior to the conversion is greater than 120% of the conversion price; (ii) the Company’s common stock is listed on a national securities exchange; (iii) a registration statement for the re-sale of the Common Stock is then effective; and (iv) the Company is not then in possession of material non-public information as determined by Regulation FD promulgated under the Exchange Act.
The Preferred Stock and the associated dividend payable on March 31, 2020, did not generate a beneficial conversion feature (“BCF”) upon issuance as the fair value of the Company’s common stock was less than the conversion price. The Company will determine and, if required, measure a BCF based on the fair value of our stock price on the date dividends are declared for each subsequent dividend. If a BCF is recognized, a reduction to paid-in capital and the Preferred Stock will be recorded, and then subsequently accreted through the first redemption date.
Additionally, the Company determined that the nature of the Preferred Stock was more akin to an equity instrument and that the economic characteristics and risks of the embedded conversion options were clearly and closely related to the Preferred Stock. As such, the conversion options were not required to be bifurcated from the host under ASC 815, Derivatives and Hedging.
Redemption Rights If the Company undergoes certain change of control transactions, the Company will be required to immediately make an offer to repurchase all of the then-outstanding shares of Preferred Stock for cash consideration per share equal to the greater of (i) 100% of the Liquidation Preference, plus accrued and unpaid dividends, if any, plus, if applicable for a transaction occurring prior to the third anniversary of the closing, a make-whole premium determined pursuant to a calculation of the present value of the dividends that would have accrued through such anniversary, discounted at a rate equal to the applicable treasury rate plus 0.50% (the “Make-Whole Premium”); provided that if the transaction occurs prior to the first anniversary of the closing, the Make-Whole Premium shall be no greater than $4,000 and (ii) the closing sale price of the common stock on the date of such redemption multiplied by the number of shares of common stock issuable upon conversion of the outstanding Preferred Stock.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)

On or subsequent to the three-year anniversary of the issuance of the Preferred Stock, the Company may redeem the Preferred Stock, in whole or in part, for an amount in cash equal to the greater of (i) the closing sale price of the common stock on the date the Company delivers such notice multiplied by the number of shares of common stock issuable upon conversion of the outstanding Preferred Stock and (ii) (x) if the redemption occurs prior to the fourth anniversary of the date of the closing, 103% of the Liquidation Preference, plus accrued and unpaid dividends, or (y) if the redemption occurs on or after the fourth anniversary of the date of the closing, the Liquidation Preference plus accrued and unpaid dividends (the foregoing clauses (i) or (ii), as applicable, the “Redemption Price”).
On or subsequent to the seven-anniversary of the date of issuance, the holders have the right, subject to applicable law, to require the Company to redeem the Preferred Stock, in whole or in part, into cash consideration equal to the liquidation preference, plus all accrued and unpaid dividends, from any source of funds legally available for such purpose
Since the redemption of the Preferred Stock is contingently or optionally redeemable, and therefore not certain to occur, the Preferred Stock is not required to be classified as a liability under ASC 480, Distinguishing Liabilities from Equity. As the Preferred Stock is redeemable in certain circumstances at the option of the holder and is redeemable in certain circumstances upon the occurrence of an event that is not solely within our control, we have classified the Preferred Stock in mezzanine equity in the accompanying unaudited condensed consolidated balance sheets.
Liquidation Rights In the event of any liquidation, winding-up or dissolution of the Company, whether voluntary or involuntary, the holders of the Preferred Stock will receive an amount in cash equal to the greater of (i) 100% of the liquidation preference plus a Make-Whole Premium and (ii) the amount such holders would be entitled to receive at such time if the Preferred Stock were converted into Company common stock immediately prior to the liquidation event. The Make-Whole Premium is removed from the calculation for a liquidation event occurring subsequent to the third anniversary of the issuance date.
Voting Rights The holders of the Preferred Stock are entitled to vote with the holders of the common stock on an as-converted basis in addition to voting as a separate class as provided by applicable Delaware law and the Company’s organizational documents. The holders, acting exclusively and as a separate class, shall have the right to appoint either a non-voting observer to the Company’s Board of Directors or one director to the Company’s Board of Directors.
Registration Rights The holders of the Preferred Stock have certain customary registration rights with respect to the Preferred Stock and the shares of common stock into which they are converted, pursuant to the terms of a registration rights agreement.
12. Interest Rate Swap
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
     As of both March 31, 2020 and December 31, 2019, the notional amount of the interest rate swap was $150,000. A fair value liability of $1,180 and $1,116 was recorded within other current liabilities in the unaudited condensed consolidated balance sheet as of March 31, 2020 and December 31, 2019, respectively. The total amount of loss included in interest expense, net in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2020 and was $64 and $1,362, respectively.
13. Contract Assets and Liabilities
The timing of revenue recognition, billings and cash collections results in accounts receivable, contract assets, and contract liabilities on the unaudited condensed consolidated balance sheets.
Our contract assets are as follows:

	March 31, 2020	December 31, 2019
Costs and estimated earnings in excess of billings	$25,064	$19,256
Retainage	2,095	1,385
Total contract assets	$27,159	$20,641
Our contract liabilities are as follows:

	March 31, 2020	December 31, 2019
Deferred revenue	$425	$505
Billings in excess of costs and estimated earnings	3	77
Total contract liabilities	$428	$582

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)

We recognized revenue of $260 for the three months ended March 31, 2020 that was previously included in contract liabilities at December 31, 2019.
Costs and estimated earnings on uncompleted contracts are as follows:

	March 31, 2020	December 31, 2019
Costs incurred on uncompleted contracts	$78,327	$65,343
Estimated earnings	10,830	9,618
Total costs and estimated earnings	89,157	74,961
Less billings to date	(64,096)	(55,782)
Costs and estimated earnings in excess of billings	$25,061	$19,179
The net balance in process classified on the unaudited condensed consolidated balance sheets is as follows:

	March 31, 2020	December 31, 2019
Costs and estimated earnings in excess of billings	$25,064	$19,256
Billings in excess of costs and estimated earnings	(3)	(77)
Net balance in process	$25,061	$19,179
Anticipated losses on long-term contracts are recognized when such losses become evident. As of March 31, 2020 and December 31, 2019, accruals for anticipated losses on long-term contracts were $272 and $322, respectively.
14. Stock/Unit-Based Compensation
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
During the three months ended March 31, 2020, the Company granted 255 restricted stock units (“RSUs”) under the 2018 Plan that are time-based and vest in equal installments over three years. The fair value of these RSUs is based on the market price of the Company’s shares on the grant date.
During the three months ended March 31, 2020, the Company granted 107 performance share units (“PSUs”) under the 2018 Plan that cliff vest after three years. The vesting of these PSUs is dependent upon the following performance goals during the period January 1, 2020 through December 31, 2022 (the “Performance Period”): (i) the relative total stockholder return percentile ranking of the Company as compared to the specified performance peer group and (ii) cumulative revenue. Each performance goal is weighted at 50% in determining the number of PSUs that become earned PSUs. The maximum number of earned PSUs for the Performance Period is 200% of the target number of PSUs. The total compensation cost we will recognize under the PSUs will be determined using the Monte Carlo valuation methodology, which factors in the value of the TSR market condition when determining the grant date fair value of the PSU. Compensation cost for each PSU is recognized during the Performance Period based on the probable achievement of the two performance criteria. The PSUs are converted into shares of our common stock at the time the PSU award value is finalized.
A summary of the Company’s non-vested share activity for the three months ended March 31, 2020 is as follows:

	Restricted Stock		Performance Stock		Total
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2019	1,120	$6.87	301	$6.14	1,421	$6.72
Granted	255	1.71	107	1.30	362	1.21
Forfeited	(50)	8.93	(8)	6.19	(58)	8.56
Vested	(126)	12.00	—	—	(126)	12.00
Balance as of March 31, 2020	1,199	$5.97	400	$4.85	1,599	$5.69

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)

	Restricted Stock		Performance Stock		Total
	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2019	0.99	$2,731	1.69	$733	1.26	$3,464

Balance as of March 31, 2020	1.11	$2,051	2.27	$684	1.40	$2,735
Stock-based compensation expense related to the restricted stock issued was $608 and $208 during the three months ended March 31, 2020 and 2019. As of March 31, 2020, total unrecognized stock-based compensation expense related to non-vested awards of restricted stock, net of estimated forfeitures, was $1,936, and is expected to be recognized over a weighted-average period of 1.72 years. The total fair value of awards vested for the three months ended March 31, 2020 was $1,514.
Stock-based compensation expense related to the performance stock issued was $124 and $0 during the three months ended March 31, 2020 and 2019. As of March 31, 2020, total unrecognized stock-based compensation expense related to non-vested awards of performance stock, net of estimated forfeitures, was $1,351, and is expected to be recognized over a weighted-average period of 1.83 years.
15. Commitments and Contingencies
We are party to a lawsuit filed against North Carolina by an environmental advocacy group alleging that the issuance by the state of certain permits associated with our Brickhaven clay mine reclamation site exceeded the state’s power. Although the state’s authority to issue the bulk of the permits (i.e., the allowance to reclaim the original site with coal ash) was upheld, the portion of the permits that allows us to “cut and prepare” an additional portion of the site was held by the North Carolina Superior Court to exceed the relevant agency’s statutory authority. The North Carolina Superior Court’s decision was reversed and remanded back to the North Carolina Office of Administrative Hearing (“NCOAH”) due to the North Carolina Superior Court’s having used an improper standard of review. While the NCOAH upheld the state’s authority to issue the bulk of the permits, it too held that a portion of the permits that allowed us to “cut and prepare” an additional portion of the site exceeded the relevant agency’s authority. We have filed a petition for judicial review with the North Carolina Superior Court. All customer related work at the Brickhaven site has been completed.
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
16. Business Segment and Related Information
The Company has identified two reportable segments, Environmental Solutions (“ES”) and Maintenance and Technical Services (“M&TS”), as each met the quantitative threshold of generating revenue equal to or greater than 10% of the combined revenue of all operating segments.
The accounting policies applied to determine the segment information are the same as those described under “Critical Accounting Policies and Estimates” in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019. Management evaluates the performance of each segment based on segment gross profit, which is calculated as revenue less cost of sales. For the three months ended March 31, 2020 and 2019, there were no intersegment revenue or other intersegment transactions. Segment assets are also evaluated by management based on each segment’s investment in property and equipment. Assets (other than property and equipment and goodwill) are not allocated to segments.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)

Summarized financial information with respect to the reportable segments is as follows:

Three Months Ended March 31, 2020	ES	M&TS	All Other	Total
Segment revenue	$36,665	$127,966	$—	$164,631
Segment gross profit	3,852	6,945	—	10,797
Segment depreciation and amortization expense	2,080	2,473	1,971	6,524
Expenditures for segment assets	562	595	27	1,184

Three Months Ended March 31, 2019	ES	M&TS	All Other	Total
Segment revenue	$58,383	$104,875	$—	$163,258
Segment gross profit	8,267	7,112	—	15,379
Segment depreciation and amortization expense	2,314	1,954	1,989	6,257
Expenditures for segment assets	3,771	3,369	—	7,140

As of March 31, 2020	ES	M&TS	All Other	Total
Segment property and equipment, net	$45,550	$34,019	$227	$79,796
Segment goodwill	57,591	16,622	—	74,213

As of December 31, 2019	ES	M&TS	All Other	Total
Segment property and equipment, net	$47,856	$37,251	$187	$85,294
Segment goodwill	57,591	16,622	—	74,213
The following is a reconciliation of segment gross profit to net loss:

	Three Months Ended
	March 31,
	2020	2019
Segment gross profit	$10,797	$15,379
General and administrative expenses	(12,756)	(13,985)
Interest expense, net	(3,630)	(5,052)
Loss on extinguishment of debt	(8,603)	—
Income from equity method investment	296	554
Income tax benefit	—	761
Net loss	$(13,896)	$(2,343)
The following is a reconciliation of segment assets to total assets as of:

	March 31, 2020	December 31, 2019
Segment property and equipment, net	$79,796	$85,294
Segment goodwill	74,213	74,213
Non-segment assets	247,659	196,249
Total assets	$401,668	$355,756
17. Income Taxes
The Company did not have an income tax provision or benefit for the three months ended March 31, 2020, due to current period operating losses and a valuation allowance on deferred tax assets. For the three months ended March 31, 2019, the Company’s income tax benefit was $761.
The effective income tax rate for the period was 14.5% without regard to the impact of the valuation allowance and includes the effect of state income taxes, nondeductible items and benefits for non-controlling interests. The Company’s income is subject to a federal statutory rate of 21% and an estimated state statutory rate of 5.3% prior to considering the valuation allowance.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)

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
At March 31, 2020, deferred tax liabilities, net of deferred tax assets, was $1,492. A valuation allowance has been recorded for the deferred tax assets as the Company has determined that it is not more likely than not that the tax benefits related to all the deferred tax assets will be realized. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance on its deferred tax assets.
18. Loss Per Share
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
Basic and diluted loss per share is determined using the following information:

	Three Months Ended
	March 31,
	2020	2019
Numerator:
Net loss attributable to Charah Solutions, Inc.	$(14,250)	$(2,819)
Accrued Series A Preferred Stock dividends	(111)	—
Net loss attributable to common stockholders	(14,361)	(2,819)

Denominator:
Weighted-average shares outstanding	29,644	29,188
Dilutive share-based awards	—	—
Total weighted-average shares outstanding, including dilutive shares	29,644	29,188

Basic loss per share	$(0.48)	$(0.10)
Diluted loss per share	$(0.48)	$(0.10)
The holders of the Preferred Stock have nonforfeitable rights to common stock dividends or common stock dividend equivalents. Accordingly, the Preferred Stock qualifies as participating securities.
As a result of the net loss per share for the three months ended March 31, 2020 and 2019, the inclusion of all potentially dilutive shares would be anti-dilutive. Therefore, dilutive shares of 3,012 and 991 were excluded from the computation of the weighted-average shares for diluted net loss per share for the three months ended March 31, 2020 and 2019, respectively.
A summary of securities excluded from the computation of diluted earnings per share is presented below:

	Three Months Ended
	March 31,
	2020	2019
Diluted earnings per share:
Anti-dilutive restricted and performance stock units	1,361	991
Anti-dilutive Series A Preferred Stock convertible into common stock	1,651	—
Potentially dilutive securities, excluded as anti-dilutive	3,012	991

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the historical financial statements and related notes included in Part I, “Item 1. Financial Statements” of this Quarterly Report. This discussion contains “forward‑looking statements” reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward‑looking statements due to a number of factors. Factors that could cause or contribute to such differences include, but are not limited to, public health threats or outbreaks of communicable diseases, such as the ongoing novel coronavirus “COVID-19” pandemic and its impact on our business, customers, employees or customers facilities, capital expenditures, economic and competitive conditions, and regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this Quarterly Report. Please read “Cautionary Note Regarding Forward‑Looking Statements” included elsewhere in this Quarterly Report. Except as otherwise required by applicable law, we assume no obligation to update any of these forward‑looking statements.
Charah Solutions, Inc.
Charah Solutions, Inc. (together with its subsidiaries, “Charah Solutions,” the “Company,” “we,” “us” or “our”) was formed as a Delaware corporation in January 2018 and did not conduct any material business operations prior to a reorganization and certain activities related to the initial public offering (the “IPO”), which was completed on June 18, 2018. Charah Solutions, Inc. is a holding company, the sole material assets of which consist of membership interests in Charah Management LLC, a Delaware limited liability company (“Charah Management”), and Allied Power Holdings, LLC, a Delaware limited liability company (“Allied Power Holdings”). Through the Company’s ownership of Charah Management and Allied Power Holdings, the Company owns the outstanding equity interests in Charah, LLC, a Kentucky limited liability company (“Charah”), and Allied Power Management, LLC, a Delaware limited liability company (“Allied”), the subsidiaries through which Charah Solutions operates its businesses.
Recent Developments
The pandemic caused by a novel coronavirus (“COVID-19”) has impacted many aspects of our operations, directly and indirectly, including our employees, the services we provide at our customers’ power generation facilities, our suppliers and the overall market for our products and services. We, along with our utility partners, have implemented the precautionary health and safety measures recommended by the Centers for Disease Control and Prevention (the “CDC”) in response to the COVID-19 pandemic, including, but not limited to: an employee health status questionnaire, taking daily temperatures, enhanced sanitation practices and cleaning surfaces throughout each shift, and increasing the number of hand sanitizing stations. We have also increased social distancing measures, such as staggered shift start and stop times and break times with additional break spaces to support social distancing as well as safety meetings being held outside of the site trailer. Furthermore, we have implemented work-from-home measures for the majority of office employees. With the understanding that the COVID-19 challenge is evolving, based on new information and feedback, we continue to monitor the situation and update our proactive measures in coordination with our customers.
    Multiple nuclear and fossil outages have been completed and several are currently in progress with little to no interruption to date. We continue to work closely with our utility partners and concrete producer customers to meet their needs and are monitoring any potential slowdowns of byproduct sales given decreased demand for construction materials. We have had no significant contracts canceled at this time. However, projections for power generation demand have been lowered and there is the potential for decreased demand for our byproduct sales in the construction market as capital budgets are reduced and construction activity slows.
In light of the uncertain and rapidly evolving situation relating to the COVID-19 pandemic, in April 2020, we implemented a series of preemptive cost-cutting and cost savings initiatives across the Company including reductions in employee compensation, reductions in cash-based retainers to our Board of Directors, reduced hiring and significantly reducing discretionary spending including travel restrictions. In addition, we are implementing applicable benefits of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).
While we anticipate that these measures are temporary, we cannot predict the duration for which these precautionary measures will stay in effect, and we may elect or need to take additional measures as the information available to us continues to develop, including with respect to our employees, relationships with our third-party vendors, and our customers. Subject to our assumptions regarding the duration and severity of the COVID-19 pandemic, our currently anticipated responses thereto and our current projections, we believe our cash on hand and cash generated from operations will be sufficient to cover our working capital requirements and debt obligations for the next 12 months from the issuance of this Quarterly Report. However, the extent to which the COVID-19 pandemic and our precautionary measures in response thereto may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with certainty at this time.
The COVID-19 pandemic presents potential new risks to the Company’s business. A sustained downturn may result in the carrying value of our long-lived assets exceeding their fair value, which may require us to recognize an impairment to those assets. Furthermore, delays in customer payments for our services may impact the collectability of our trade accounts receivable. Although there have been logistical and other challenges to date, there was no material adverse impact resulting from the COVID-19 pandemic on the Company’s results of operations for the three months ended March 31, 2020.
Our results for the three months ended March 31, 2020 were primarily driven by the timing of our contract awards and the commencement and progress of work awarded under contract. Revenue generated from new awards won prior to 2019, during 2019 and during the three months ended March 31, 2020 was not sufficient to offset the impact of projects completed during 2019. However, the significant majority of revenue contributions from these new awards will be recognized in 2020 and beyond.

Overview
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
We are an environmental remediation and maintenance company and we conduct our operations through two segments: (i) Environmental Solutions and (ii) Maintenance and Technical Services.
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
Adjusted EBITDA and Adjusted EBITDA Margin
We view Adjusted EBITDA and Adjusted EBITDA margin, which are non-GAAP financial measures, as important indicators of performance because they allow for an effective evaluation of our operating performance when compared to our peers, without regard to our financing methods or capital structure.
We define Adjusted EBITDA as net loss attributable to Charah Solutions, Inc. before loss on extinguishment of debt, interest expense, income taxes, depreciation and amortization, equity-based compensation, non-recurring legal costs and expenses and start-up costs, the Brickhaven contract deemed termination revenue reversal, and transaction-related expenses and other items. Adjusted EBITDA margin represents the ratio of Adjusted EBITDA to total revenue. See “—Non-GAAP Financial Measures” below for more information and a reconciliation of Adjusted EBITDA to net loss attributable to Charah Solutions, Inc., the most directly comparable financial measure calculated and presented in accordance with GAAP.

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
Seasonality of Business
Based on historical trends, we expect our operating results to vary seasonally. Nuclear power generators perform turnaround and outages in the off-peak months when demand is lower and generation capacity is less constrained. As a result, our nuclear services offerings may have higher revenue volume in the spring and fall months. Variations in normal weather patterns can also cause changes in the consumption of energy, which may influence the demand and timing of associated services for our fossil services offerings. Inclement weather can impact construction-related activities associated with pond and landfill remediation, which affects the timing of revenue generation for our remediation and compliance services. Our byproduct sales are also seasonally impacted during winter months when the utilization of cement and cement products is generally lower.
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
Byproduct Recycling Market Dynamics
There is a growing demand for recycled coal ash across a variety of applications driven by market forces and governmental regulations creating the need to dispose of coal ash in an environmentally sensitive manner. Pricing of byproduct sales is driven by supply and demand market dynamics as well as the chemical and physical properties of the ash. As demand increases for the end-products that use CCRs’ (i.e., concrete for construction and infrastructure projects), the demand for recycled coal ash also typically rises. These fluctuations affect the relative demand for our byproduct sales. In recessionary periods, construction and infrastructure spending and the corresponding need for concrete may decline. However, this unfavorable effect may be partially offset by an increase in the demand for recycled coal ash during recessionary periods given that coal ash is more cost-effective than other alternatives.
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
Results of Operations
The table below sets forth our selected operating data for the three months ended March 31, 2020 and 2019.
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

	Three Months Ended
	March 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Revenue:
Environmental Solutions	$36,665	$58,383	$(21,718)	(37.2)%
Maintenance and Technical Services	127,966	104,875	23,091	22.0%
Total revenue	164,631	163,258	1,373	0.8%
Cost of sales	153,834	147,879	5,955	4.0%
Gross Profit:
Environmental Solutions	3,852	8,267	(4,415)	(53.4)%
Maintenance and Technical Services	6,945	7,112	(167)	(2.3)%
Total gross profit	10,797	15,379	(4,582)	(29.8)%
General and administrative expenses	12,756	13,985	(1,229)	(8.8)%
Operating (loss) income	(1,959)	1,394	(3,353)	(240.5)%
Interest expense, net	(3,630)	(5,052)	1,422	28.1%
Loss on extinguishment of debt	(8,603)	—	(8,603)	100.0%
Income from equity method investment	296	554	(258)	(46.6)%
Loss before taxes	(13,896)	(3,104)	(10,792)	347.7%
Income tax benefit	—	(761)	761	(100.0)%
Net loss	(13,896)	(2,343)	(11,553)	493.1%
Less income attributable to non-controlling interest	354	476	(122)	(25.6)%
Net loss attributable to Charah Solutions, Inc.	(14,250)	(2,819)	(11,431)	405.5%
Accrued Series A Preferred Stock dividends	(111)	—	(111)	(100.0)%
Net loss attributable to common stockholders	$(14,361)	$(2,819)	(11,542)	409.4%
Revenue. Revenue increased $1.4 million, or 0.8%, for the three months ended March 31, 2020 to $164.6 million as compared to $163.3 million for the three months ended March 31, 2019, driven by an increase in revenue in the Maintenance and Technical Services segment, partially offset by a decrease in revenue in the Environmental Solutions segment. The change in revenue by segment was as follows:
Environmental Solutions Revenue. Environmental Solutions segment revenue decreased $21.7 million, or 37.2%, for the three months ended March 31, 2020 to $36.7 million as compared to $58.4 million for the three months ended March 31, 2019. The decrease in revenue was primarily driven by project completions in 2019 within our remediation and compliance services component, including the completion of the Brickhaven project resulting from the deemed termination during the second quarter of 2019.
Maintenance and Technical Services Revenue. Maintenance and Technical Services segment revenue increased $23.1 million, or 22.0%, for the three months ended March 31, 2020 to $128.0 million as compared to $104.9 million for the three months ended March 31, 2019. The increase in revenue was primarily attributable to additional spring nuclear outage work in the three months ended March 31, 2020, and an increase in revenue from our fossil services offerings.
Gross Profit. Gross profit decreased $4.6 million, or 29.8%, for the three months ended March 31, 2020 to $10.8 million as compared to $15.4 million for the three months ended March 31, 2019, driven primarily by a decrease in revenue in our Environmental Solutions segment. As a percentage of revenue, gross profit was 6.6% and 9.4% for the three months ended March 31, 2020 and 2019, respectively. The change in gross profit by segment was as follows:
Environmental Solutions Gross Profit. Gross profit for our Environmental Solutions segment decreased $4.4 million, or 53.4%, for the three months ended March 31, 2020 to $3.9 million as compared to $8.3 million for the three months ended March 31, 2019. The decrease in gross profit was primarily driven by project completions in 2019 within our remediation and compliance services component, including the completion of the Brickhaven project resulting from the deemed termination during the second quarter of 2019.
Maintenance and Technical Services Gross Profit. Gross profit for our Maintenance and Technical Services segment decreased $0.2 million, or 2.3%, for the three months ended March 31, 2020 to $6.9 million as compared to $7.1 million for the three months ended March 31, 2019. The decrease in gross profit was primarily attributable to margin improvements within our nuclear services offerings during the three months ended March 31, 2019 that did not reoccur during the three months ended March 31, 2020, partially offset by an increase in gross profit from our fossil services offerings.
General and Administrative Expenses. General and administrative expenses decreased $1.2 million, or 8.8%, for the three months ended March 31, 2020 to $12.8 million as compared to $14.0 million for the three months ended March 31, 2019. The decrease was primarily attributable to reductions in staff and other cost-savings initiatives implemented by the Company, partially offset by $2.9 million in lower non-cash general and administrative expenses during the three months ended March 31, 2019 associated with the amortization of the purchase option liability due to the deemed termination of the Brickhaven contract.
Interest Expense, Net. Interest expense, net decreased $1.4 million, or 28.1%, for the three months ended March 31, 2020 to $3.6 million as compared to $5.1 million for the three months ended March 31, 2019. The decrease was primarily attributable to lower debt balances during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 and a $1.3 million decrease in the non-cash mark-to-market expense associated with the change in value of our interest rate swap, partially offset by an increase in interest rates related to the amendments to the Credit Facility as discussed below in “—Liquidity and Capital Resources—Our Debt Agreements—Existing Credit Facility.”
Loss on Extinguishment of Debt. Loss on extinguishment of debt increased $8.6 million for the three months ended March 31, 2020 due to the Company’s Amendment No. 3 to Credit Agreement (the “Third Amendment”) of our existing Credit Facility as discussed below in “—Liquidity and Capital Resources—Our Debt Agreements—Existing Credit Facility.” The Company expensed $5.2 million in amendment fees and wrote off $3.4 million in previously capitalized debt issuance costs.
Income from Equity Method Investment. Income from equity method investment decreased $0.3 million, or 46.6%, for the three months ended March 31, 2020 to $0.3 million as compared to $0.6 million for the three months ended March 31, 2019. The decrease period-over-period was primarily attributable to a reduction in ash volumes generated by the utility and available for sale by us.
Income Tax Benefit. Income tax benefit decreased by $0.8 million as no tax benefit was recorded during the three months ended March 31, 2020 as a result of the full valuation allowance recorded by the Company for the year ended December 31, 2019.
Net Loss. Net loss increased $11.6 million, or 493.1%, for the three months ended March 31, 2020 to $13.9 million as compared to $2.3 million for the three months ended March 31, 2019. The increase was primarily attributable to higher loss on extinguishment of debt as discussed above and lower gross profit, partially offset by lower general and administrative expenses and interest expense, net.
Condensed Consolidated Balance Sheets
The following table is a summary of our overall financial position:

	March 31, 2020	December 31, 2019	Change
	(in thousands)
Total assets	$401,668	$355,756	$45,912
Total liabilities	338,749	302,483	36,266
Mezzanine equity	23,513	—	23,513
Total equity	39,406	53,273	(13,867)
Assets
Total assets increased $45.9 million driven primarily by a $28.3 million increase in accounts receivable associated with the Allied spring outage nuclear services and a $21.4 million increase in cash as proceeds associated with our Series A Preferred Stock (the “Preferred Stock”) offering and borrowings under the Credit Facility (as defined below) were used to fund working capital requirements related to the spring outage services and other operations. Furthermore, contact assets increased $6.5 million associated with costs and estimated earnings in excess of billings related to our remediation and compliance services. These increases were partially offset by a $5.5 million decrease in property and equipment, net as depreciation expense exceeded new additions, a $2.8 million decrease in inventory from improved inventory management and a $2.1 million decrease in intangible assets, net due to amortization.
Liabilities
Total liabilities increased $36.3 million driven by a $25.0 million increase in accrued and other liabilities related to payroll and benefit expenses associated with the Allied spring outage nuclear services and fees associated with the Preferred Stock Offering (as defined below) and the Third Amendment of the Credit Facility as discussed further below in “—Liquidity and Capital Resources—Our Debt Agreements—Existing Credit Facility” and a $20.0 million net increase in amounts owed under the Credit Facility to fund operations. These increases were partially offset by a $6.6 million decrease in accounts payable and a $2.1 million decrease in our asset retirement obligation associated with our maintenance and monitoring requirement payments.

Mezzanine Equity
Total mezzanine equity increased $23.5 million related to the initial liquidation preference of $26.0 million, net of offering costs and OID associated with the Preferred Stock Offering.
Equity
Total equity decreased $13.9 million driven primarily by the $13.9 million net loss, a $0.6 million decrease related to distributions to our non-controlling interest and a decrease of $0.1 million from accrued paid-in-kind dividends associated with our Preferred Stock, partially offset by an increase of $0.7 million in share-based compensation.
Liquidity and Capital Resources
Our primary sources of liquidity and capital resources are cash on the balance sheet, cash flows generated by operating activities and borrowings under the Credit Facility. In part due to longer sales cycles, driven by the increase in the size, scope and complexity of remediation and compliance projects that we are bidding on, we have experienced contract initiation delays and project completion delays which have adversely affected our revenue and overall liquidity. Our lengthy and complex projects require us to expend large sums of working capital and delays in payment receipts, project commencement or project completion can adversely affect our financial position and the cash flows that normally would fund our expenditures.
As of March 31, 2020, we had total liquidity of $37.3 million, comprised of $26.3 million of cash on hand and $11.0 million availability under the Revolving Loan. We believe our cash on hand and cash generated from operations will be sufficient to cover our working capital requirements and debt obligations for the next 12 months from the issuance of this Quarterly Report.
Cash Flows
The following table sets forth our cash flow data:

	Three Months Ended
	March 31,		Change
	2020	2019	$
	(dollars in thousands)
Cash flows (used in) provided by operating activities	$(18,320)	$6,175	$(24,495)
Cash flows used in investing activities	(1,170)	(6,670)	5,500
Cash flows provided by financing activities	40,887	54	40,833
Net change in cash	$21,397	$(441)	$21,838
Operating Activities
Net cash used in operating activities increased $24.5 million for the three months ended March 31, 2020 to $18.3 million as compared to $6.2 million of net cash provided by operating activities for the three months ended March 31, 2019. The change in cash flows used in operating activities was primarily attributable to the $3.0 million increase in net loss, excluding the $8.6 million loss in extinguishment of debt, and a $21.7 million increase in working capital requirements related to increased spring outage nuclear services during the three months ended March 31, 2020 and a decrease in cash collected of trade receivables during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.
Investing Activities
Net cash used in investing activities decreased $5.5 million for the three months ended March 31, 2020 to $1.2 million as compared to $6.7 million for the three months ended March 31, 2019. The change in cash flows used in investing activities was primarily attributable to decreases in capital expenditures during the three months ended March 31, 2020.
Financing Activities
Net cash provided by financing activities increased $40.8 million for the three months ended March 31, 2020 to $40.9 million as compared to $0.1 million the three months ended March 31, 2019. The change in cash flows provided by financing activities was primarily attributable to a $24.5 million net increase in proceeds received from the Preferred Stock offering during the three months ended March 31, 2020 and a net increase of $17.3 million in Credit Facility proceeds received during the three months ended March 31, 2020. These increases were partially offset by a $0.9 million increase in debt issuance costs paid during the three months ended March 31, 2020.
Working Capital
Our working capital, which we define as total current assets less total current liabilities, totaled $18.6 million at March 31, 2020 as compared to a working capital deficit of $16.1 million at December 31, 2019. This increase in net working capital for the three months ended March 31, 2020 was primarily due to increases in cash associated with proceeds from the Preferred Stock offering and borrowings under the Credit Facility, increases in accounts receivable resulting from the spring nuclear outage season and a decrease in accounts payable. These changes were partially offset by increases in accrued liabilities related to the spring nuclear outage season and fees associated with the Preferred Stock offering.

Our Debt Agreements
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

After the Third Amendment all amounts associated with the Revolving Loan and the Term Loan under the Credit Facility will mature in July 2022, as discussed more fully below. The interest rates per annum applicable to the loans under the Credit Facility are based on a fluctuating rate of interest measured by reference to, at our election, either (i) the Eurodollar rate, currently the London Inter-bank Offered Rate (“LIBOR”), or (ii) an alternative base rate. Defined margins are added to the interest rate based upon our election of either the Eurodollar rate or the base rate. Customary fees are payable in respect of the Credit Facility and include (i) commitment fees for the unused portions of the Credit Facility and (ii) fees on outstanding letters of credit. Amounts borrowed under the Credit Facility are secured by substantially all of the assets of the Company.
The Credit Facility contains various customary representations and warranties, and restrictive covenants that, among other things and subject to specified exceptions, restrict the ability of us and our restricted subsidiaries to grant liens, incur indebtedness (including guarantees), make investments, engage in mergers and acquisitions, make dispositions of assets, make restricted payments or change the nature of our or our subsidiaries’ business. The Credit Facility contains financial covenants related to the consolidated net leverage ratio and the fixed charge coverage ratio (as defined in the Credit Facility), which have been modified as described below.
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
The Revolving Loan provides a principal amount of up to $50.0 million, reduced by outstanding letters of credit. As of March 31, 2020, $27.0 million was outstanding on the Revolving Loan and $12.0 million of letters of credit were outstanding.
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
The Second Amendment also included revisions to the restrictive covenants, including removing certain exceptions to the restrictions on our ability to make acquisitions, to make investments and to make dividends or other distributions. After giving effect to the Second Amendment, we will not be permitted to make any distributions or dividends to our stockholders without the consent of the required lenders. We are required to pay the Administrative Agent an amendment fee in an amount equal to 1.00% of the total credit exposure under the Credit Facility immediately prior to the effectiveness of the Second Amendment, with such fee due and payable on August 16, 2020, provided that the Credit Facility has not been terminated prior to such date.
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
As a condition to entering into the Second Amendment, we are required to pay the Administrative Agent an amendment fee (the “Second Amendment Fee”) in an amount equal to 1.50% of the total credit exposure under the Credit Facility, immediately prior to the effectiveness of the Second Amendment. Of the Second Amendment Fee, 0.50% was due and paid on October 15, 2019, and 1.00% of such Second Amendment Fee will become due and payable on August 16, 2020 if the facility has not been terminated on or prior to August 15, 2020. We are also required to pay the Administrative Agent an amendment fee associated with the Third Amendment (the “Third Amendment Fee”) in an amount equal to 0.20% of the total credit exposure under the Credit Facility, immediately prior to the effectiveness of the Third Amendment, with such Third Amendment Fee being due and payable on June 30, 2020. Finally, we will also pay an additional fee with respect to the Third Amendment in the amount of $2.0 million with such fee being due and payable on the Maturity Date; provided that if the facility is terminated by December 31, 2020, 50% of this fee shall be waived.
In accordance with ASC 470, Debt, the Company calculated the present value of the cash flows for purposes of applying the 10 percent cash flow test for the Third Amendment and concluded that the original and new debt instruments were substantially different, necessitating that the Third Amendment be accounted for as an extinguishment. As a result of the Company’s Third Amendment, the Company capitalized $1.5 million in third-party fees which will be amortized as interest expense until July 31, 2022. In addition, the Company expensed $5.2 million in amendment fees as discussed above which is included in loss on extinguishment of debt in the accompanying Condensed Consolidated Statements of Operations. Finally, the Company wrote off $3.4 million in debt issuance costs which is included in loss on extinguishment of debt in the accompanying Condensed Consolidated Statements of Operations.
Series A Preferred Stock
As a condition to the Third Amendment, the Company entered into an agreement with an investment fund affiliated with Bernhard Capital Partners Management, LP (“BCP” or the “Holder”) to sell 26,000 shares of Series A Preferred Stock, par value $0.01 per share (the “Preferred Stock”), for net proceeds of approximately $25.2 million in a private placement (the “Preferred Stock Offering”). The Preferred Stock will have an initial liquidation preference of $1,000 per share and will pay a dividend at the rate of 10% per annum in cash, or 13% if the Company elects to pay dividends-in-kind by adding such amount to the liquidation preference. The Company’s intention is to pay dividends-in-kind for the foreseeable future. Proceeds from the Preferred Stock Offering will be used for liquidity and general corporate purposes.
For more information related to the Series A Preferred Stock, see Note 11 “Mezzanine Equity” to the accompanying unaudited condensed consolidated financial statements.
Equipment Financing Facilities
We have entered into various equipment financing arrangements to finance the acquisition of certain equipment (the “Equipment Financing Facilities”). As of March 31, 2020, we had $34.2 million of equipment notes outstanding. Each of the Equipment Financing Facilities includes non-financial covenants, and, as of March 31, 2020, we were in compliance with these covenants.

Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and Adjusted EBITDA margin are not financial measures determined in accordance with GAAP.
We define Adjusted EBITDA as net loss attributable to Charah Solutions, Inc. before loss on extinguishment of debt, interest expense, income taxes, depreciation and amortization, equity-based compensation, non-recurring legal costs and expenses and start-up costs, the Brickhaven contract deemed termination revenue reversal and transaction-related expenses and other items. Adjusted EBITDA margin represents the ratio of Adjusted EBITDA to total revenue.
We believe Adjusted EBITDA and Adjusted EBITDA margin are useful performance measures because they allow for an effective evaluation of our operating performance when compared to our peers, without regard to our financing methods or capital structure. We exclude the items listed above from net loss attributable to Charah Solutions, Inc. in arriving at Adjusted EBITDA because these amounts are either non-recurring or can vary substantially within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net loss attributable to Charah Solutions, Inc. determined in accordance with GAAP. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are reflected in Adjusted EBITDA. Our presentation of Adjusted EBITDA should not be construed as an indication that our results will be unaffected by the items excluded from Adjusted EBITDA. Our computations of Adjusted EBITDA may not be identical to other similarly titled measures of other companies. We use Adjusted EBITDA margin to measure the success of our business in managing our cost base and improving profitability. The following table presents a reconciliation of Adjusted EBITDA to net loss attributable to Charah Solutions, Inc., our most directly comparable financial measure calculated and presented in accordance with GAAP, along with our Adjusted EBITDA margin.

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Net loss attributable to Charah Solutions, Inc.	$(14,250)	$(2,819)
Interest expense, net	3,630	5,052
Loss on extinguishment of debt	8,603	—
Income tax benefit	—	(761)
Depreciation and amortization	6,524	6,257
Elimination of certain non-recurring legal costs and expenses(1)	(264)	(746)
Equity-based compensation	732	208
Transaction-related expenses and other items(2)	218	1,715
Adjusted EBITDA	$5,193	$8,906
Adjusted EBITDA margin(3)	3.2%	5.5%

(1)
Represents non-recurring legal costs and expenses, which amounts are not representative of those that we historically incur in the ordinary course of our business. Negative amounts represent insurance recoveries related to these matters.

(2)	Represents expenses associated with the Amendment to the Credit Facility, SCB transaction expenses, executive severance costs, IPO-related costs, and other miscellaneous items.

(3)
Adjusted EBITDA margin is a non-GAAP financial measure that represents the ratio of Adjusted EBITDA to total revenue. We use Adjusted EBITDA margin to measure the success of our businesses in managing our cost base and improving profitability.

Off-Balance Sheet Arrangements
We currently have no material off-balance sheet arrangements except for operating leases as referenced within Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation,” in our Annual Report on Form 10-K for the year ended December 31, 2019.
Contractual Obligations
As of March 31, 2020, there have been no material changes in our outstanding contractual obligations from those disclosed within Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation,” in our Annual Report on Form 10-K for the year ended December 31, 2019.
Critical Accounting Policies and Estimates
There were no changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Recent Accounting Pronouncements
Please see Note 2, “Recent Accounting Pronouncements,” to the accompanying unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report and Note 2, “Summary of Significant Accounting Policies,” to the consolidated and combined financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of recent accounting pronouncements.
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
Interest Rate Risk
As of March 31, 2020, we had $164.9 million of debt outstanding under the Term Loan and the Delayed Draw Commitment and $27.0 million of debt outstanding under the Revolving Loan, with an interest rate of 5.0%. A 1.0% increase or decrease in the interest rate would increase or decrease interest expense by approximately $1.9 million per year assuming a consistent debt balance and without taking into consideration any impact from the change in fair value of our interest rate swap. We currently have an interest rate swap in place with respect to outstanding indebtedness under the Term Loan that provides a ceiling on three-month LIBOR at 2.5% for a notional amount of $150.0 million. A fair value liability of $1.2 million and $1.1 million was recorded with respect to our interest rate cap in the unaudited condensed consolidated balance sheets within other current liabilities as of March 31, 2020 and December 31, 2019, respectively.
Credit Risk
While we are exposed to credit risk in the event of non-performance by counterparties, the majority of our customers are investment grade companies and we do not anticipate non-performance. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d‑15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on such evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2020, at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In response to the COVID-19 pandemic, the majority of our office employees have been working remotely since the middle of March 2020. We have taken precautionary measures to ensure our internal control over financial reporting addressed risks working in a remote environment. We are continually monitoring and assessing the COVID-19 potential effects on the design and operating effectiveness of our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We are party to a lawsuit filed against North Carolina by an environmental advocacy group alleging that the issuance by the state of certain permits associated with our Brickhaven clay mine reclamation site exceeded the state’s power. Although the state’s authority to issue the bulk of the permits (i.e., the allowance to reclaim the original site with coal ash) was upheld, the portion of the permits that allows us to “cut and prepare” an additional portion of the site was held by the North Carolina Superior Court to exceed the relevant agency’s statutory authority. The North Carolina Superior Court’s decision was reversed and remanded back to the North Carolina Office of Administrative Hearing (“NCOAH”) due to the North Carolina Superior Court’s having used an improper standard of review. While the NCOAH upheld the state’s authority to issue the bulk of the permits, it too held that a portion of the permits that allowed us to “cut and prepare” an additional portion of the site was in excess of the relevant agency’s authority. We have filed a petition for judicial review with the North Carolina Superior Court. All customer related work at the Brickhaven site has been completed.
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
Item 1A. Risk Factors
For a detailed discussion of known material factors which could materially affect our business, financial condition or future results, refer to Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”). There have been no material changes in our risk factors from those included in the Annual Report, except as noted below.
Our results of operations could be materially adversely impacted by the COVID-19 pandemic.
The global spread of the COVID-19 pandemic has created significant volatility, uncertainty and economic disruption. The extent to which the COVID-19 pandemic impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic and actions taken in response on economic activity; the effect on our ability to perform our services offerings to our customers; the effect on demand for our byproduct sales, which is largely driven by the amount of construction activity; delays in new contract awards, work-from-home programs and customers seeking to mitigate capital-intensive expenditures and conserve cash flow; the ability of our customers to pay for our goods and services; and any closures of our offices and of our customers’ plants and facilities. Customers may also slow down decision-making, delay planned work or seek to terminate existing agreements.
Further, the effects of the pandemic may also increase our cost of capital or make additional capital, including the refinancing of the Credit Facility, more difficult or available only on terms less favorable to us, if at all. A sustained downturn may also result in the carrying value of our long-lived assets exceeding their fair value, which may require us to recognize an impairment to those assets. The effects of the COVID-19 pandemic, including remote working arrangements for employees, may also impact our financial reporting systems and internal control over financial reporting, including our ability to ensure information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
Any of these events could cause or contribute to the risks and uncertainties enumerated in the Annual Report and could materially adversely affect our business, financial condition, results of operations and/or stock price.
We are not in compliance with certain NYSE continued listing requirements and sustained non-compliance could have a material, adverse effect on our business, operating results and financial condition.
On May 12, 2020, we disclosed that we were not in compliance with an NYSE continued listing standard because our average global market capitalization over a 30-trading day period was below the NYSE requirement of $50 million and, as of March 31, 2020, our stockholder’s equity was below the NYSE’s requirement of $50 million (the “Market Capitalization Listing Requirement”).
Our non-compliance with the Market Capitalization Listing Requirement could adversely affect our relationships with our business partners and suppliers and customers’ and potential customers’ decisions to purchase our products and services and could have a material, adverse impact on our business, operating results and financial condition.

If we do not regain compliance with the Market Capitalization Listing Requirement, our common stock will be subject to the NYSE’s suspension and delisting procedures. If our common stock were to be suspended or delisted, it would become more difficult to trade our common stock, which would reduce the liquidity and price of our common stock.
We expect to submit to the NYSE a plan of definitive action we are taking that we believe will bring us into compliance with the Market Capitalization Listing Requirement. If our plan is accepted, we will remain listed on the NYSE and the NYSE will closely monitor our attempt to implement our plan over the cure period allowed under the rules of the NYSE and a failure to achieve the initiatives and goals included in the plan will result in our being subject to a NYSE trading suspension at the time any initiative or goal is not met. In order to regain compliance with the Market Capitalization Listing Requirement, we will either have to maintain a 30-trading day average of $50 million global market capitalization for two consecutive quarters within the plan period or exceed the 30-day average $50 million global market capitalization requirement at the end of the plan period. Our failure to do so will result in a suspension by the NYSE of trading in our common stock and the initiation of procedures to delist our common stock.
In addition, if our average global market capitalization over a consecutive 30-trading day period is less than $15 million, the NYSE will promptly initiate suspension and delisting procedures and, under the NYSE’s continued listing standards, we will not have any opportunity to regain compliance and our common stock will be delisted.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
The following table provides information about repurchases of our common stock during the three months ended March 31, 2020:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 through January 31, 2020	—	$—	—	$—
February 1, 2020 through February 29, 2020	—	—	—	—
March 1, 2020 through March 31, 2020	5,953	2.19	—	—
Total	5,953		—

(1)	Represents shares of common stock withheld for income tax purposes in connection with the vesting of shares of restricted stock issued to employees.

Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Charah Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed June 22, 2018 (File No. 001-38523)).
3.2	Certificate of Designations of Series A Preferred Stock, dated March 16, 2020 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed March 18, 2020 (File No. 001-38523)).
3.3	Amended and Restated Bylaws of Charah Solutions, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed June 22, 2018 (File No. 001-38523)).
4.1
Amendment No. 1 to Registration Rights Agreement dated March 16, 2020 by and between Charah Solutions, Inc. and BCP Energy Services Fund, LP, BCP Energy Services Fund-A, LP, Charah Holdings LP, and Charah Preferred Stock Aggregator, LP (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed March 18, 2020 (File No. 001-38523)).

10.1
Series A Preferred Stock Purchase Agreement between Charah Solutions, Inc. and Charah Preferred Stock Aggregator, LP, as purchaser, dated March 5, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 6, 2020 (File No. 001-38523)).

10.2
Amendment No. 3 to Credit Agreement and Waiver, by and among Charah Solutions, Inc., Bank of America, N.A., as administrative agent, the lenders party thereto and certain subsidiary guarantors named therein, dated March 5, 2020 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed March 6, 2020 (File No. 001-38523)).

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

CHARAH SOLUTIONS, INC.

May 12, 2020	By:	/s/ Scott A. Sewell
	Name:	Scott A. Sewell
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

May 12, 2020	By:	/s/ Roger D. Shannon
	Name:	Roger D. Shannon
	Title:	Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)