Form 10-Q
period 2020-06-30
Charah Solutions, Inc.
filed 2020-08-11
CIK 1730346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10‑Q
____________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2020, the registrant had 29,985,763 shares of common stock outstanding.

CHARAH SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
The information in this Quarterly Report on Form 10‑Q (this “Quarterly Report”) includes “forward‑looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenue and losses, projected costs, prospects, plans and objectives of management are forward‑looking statements. When used in this Quarterly Report, the words “may,” “will,” “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward‑looking statements. However, not all forward‑looking statements contain such identifying words. These forward‑looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. When considering forward‑looking statements, you should keep in mind the risk factors and other cautionary statements included in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, Part II, “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and in Part II, “Item 1A. Risk Factors” of this Quarterly Report and elsewhere herein. These forward‑looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.
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
We caution you that these forward‑looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, the risks described under Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, Part II, “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and under Part II, “Item 1A. Risk Factors” of this Quarterly Report and elsewhere herein. Should one or more of the risks or uncertainties described occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward‑looking statements.
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

ii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CHARAH SOLUTIONS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except par value amounts)
(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash	$30,359	$4,913
Restricted cash	14,268	1,215
Trade accounts receivable, net	56,790	50,570
Receivable from affiliates	72	390
Contract assets	19,733	20,641
Inventory	9,736	14,792
Income tax receivable	595	1,374
Prepaid expenses and other current assets	4,884	4,615
Total current assets	136,437	98,510
Property and equipment, net	75,155	85,294
Goodwill	74,213	74,213
Intangible assets, net	88,321	92,473
Equity method investments	4,851	5,078
Other assets	1,192	188
Total assets	$380,169	$355,756

Liabilities, mezzanine equity and stockholders’ equity
Current liabilities:
Accounts payable	17,433	25,510
Contract liabilities	14,955	582
Notes payable, current maturities	38,721	34,873
Asset retirement obligation, current portion	5,845	9,944
Purchase option liability	7,110	7,110
Accrued liabilities	37,496	35,490
Other current liabilities	1,086	1,116
Total current liabilities	122,646	114,625
Deferred tax liabilities	1,492	1,492
Contingent payments for acquisitions	11,586	11,481
Asset retirement obligation	5,103	5,187
Line of credit	24,500	19,000
Notes payable, less current maturities	153,831	150,698
Other liabilities	1,000	—
Total liabilities	320,158	302,483

Commitments and contingencies (see Note 15)

Mezzanine equity
Series A Preferred Stock — $0.01 par value; 50,000 shares authorized, 26 shares issued and outstanding as of June 30, 2020; aggregate liquidation preference of $27,000 as of June 30, 2020	24,549	—

Stockholders’ equity
Retained losses	(50,788)	(33,002)
Common Stock — $0.01 par value; 200,000 shares authorized, 29,986 and 29,624 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	300	296
Additional paid-in capital	85,380	85,187
Total stockholders’ equity	34,892	52,481
Non-controlling interest	570	792
Total equity	35,462	53,273
Total liabilities, mezzanine equity and stockholders’ equity	$380,169	$355,756
See accompanying notes to condensed consolidated financial statements.

CHARAH SOLUTIONS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue	$133,145	$120,936	$297,776	$284,194
Cost of sales	122,411	123,001	276,245	270,880
Gross profit (loss)	10,734	(2,065)	21,531	13,314
General and administrative expenses	9,637	17,400	22,393	31,385
Operating income (loss)	1,097	(19,465)	(862)	(18,071)
Interest expense, net	(4,826)	(4,102)	(8,456)	(9,154)
Loss on extinguishment of debt	—	—	(8,603)	—
Income from equity method investment	326	663	622	1,217
Loss before income taxes	(3,403)	(22,904)	(17,299)	(26,008)
Income tax benefit	—	(5,628)	—	(6,389)
Net loss	(3,403)	(17,276)	(17,299)	(19,619)
Less income attributable to non-controlling interest	133	750	487	1,226
Net loss attributable to Charah Solutions, Inc.	(3,536)	(18,026)	(17,786)	(20,845)
Deemed and imputed dividends on Series A Preferred Stock	(167)	—	(167)	—
Series A Preferred Stock dividends	(858)	—	(969)	—
Net loss attributable to common stockholders	$(4,561)	$(18,026)	$(18,922)	$(20,845)

Loss per common share:
Basic	$(0.15)	$(0.61)	$(0.64)	$(0.71)
Diluted	$(0.15)	$(0.61)	$(0.64)	$(0.71)

Weighted-average shares outstanding used in loss per common share:
Basic	29,927	29,559	29,785	29,374
Diluted	29,927	29,559	29,785	29,374

See accompanying notes to condensed consolidated financial statements.

CHARAH SOLUTIONS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(Unaudited)

	For the Three Months Ended June 30, 2019
	Mezzanine Equity		Permanent Equity
	Preferred Stock (Shares)	Preferred Stock (Amount)	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Retained Losses	Total	Non-Controlling Interest	Total
Balance, March 31, 2019	—	$—	29,554,588	$296	$83,083	$6,595	$89,974	$699	90,673
Net (loss) income	—	—	—	—	—	(18,026)	(18,026)	750	(17,276)
Distributions	—	—	—	—	—	—	—	(426)	(426)
Share-based compensation expense	—	—	—	—	799	—	799	—	799
Shares issued under share-based compensation plans	—	—	31,577	—	—	—	—	—	—
Taxes paid related to net settlement of shares	—	—	—	—	(201)	—	(201)	—	(201)
Balance, June 30, 2019	—	$—	29,586,165	$296	$83,681	$(11,431)	$72,546	$1,023	$73,569

	For the Three Months Ended June 30, 2020
	Mezzanine Equity		Permanent Equity
	Preferred Stock (Shares)	Preferred Stock (Amount)	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Retained Losses	Total	Non-Controlling Interest	Total
Balance, March 31, 2020	26,000	$23,513	29,616,882	$296	$85,794	$(47,252)	$38,838	$568	$39,406
Net (loss) income	—	—	—	—	—	(3,536)	(3,536)	133	(3,403)
Distributions	—	—	—	—	—	—	—	(131)	(131)
Share-based compensation expense	—	—	—	—	738	—	738	—	738
Shares issued under share-based compensation plans	—	—	426,852	4	(4)	—	—	—	—
Taxes paid related to net settlement of shares	—	—	(57,971)	—	(123)	—	(123)	—	(123)
Issuance of Series A Preferred Stock, net of issuance costs	—	750	—	—	—	—	—	—	—
Deemed and imputed dividends on Series A Preferred Stock	—	286	—	—	(167)		(167)	—	(167)
Series A Preferred Stock dividends	—	—	—	—	(858)	—	(858)	—	(858)
Balance, June 30, 2020	26,000	$24,549	29,985,763	$300	$85,380	$(50,788)	$34,892	$570	$35,462

See accompanying notes to condensed consolidated financial statements.

CHARAH SOLUTIONS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(Unaudited)

	For the Six Months Ended June 30, 2019
	Mezzanine Equity		Permanent Equity
	Preferred Stock (Shares)	Preferred Stock (Amount)	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Retained Losses	Total	Non-Controlling Interest	Total
Balance, December 31, 2018	—	$—	29,082,988	$291	$82,880	$9,414	$92,585	$805	$93,390
Net (loss) income	—	—	—	—	—	(20,845)	(20,845)	1,226	(19,619)
Distributions	—	—	—	—	—	—	—	(1,008)	(1,008)
Share-based compensation expense	—	—	—	—	1,007	—	1,007	—	1,007
Shares issued under share-based compensation plans	—	—	531,830	5	(5)	—	—	—	—
Taxes paid related to net settlement of shares	—	—	(28,653)	—	(201)	—	(201)	—	(201)
Balance, June 30, 2019	—	$—	29,586,165	$296	$83,681	$(11,431)	$72,546	$1,023	$73,569

	For the Six Months Ended June 30, 2020
	Mezzanine Equity		Permanent Equity
	Preferred Stock (Shares)	Preferred Stock (Amount)	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Retained Losses	Total	Non-Controlling Interest	Total
Balance, December 31, 2019	—	$—	29,622,835	$296	$85,187	$(33,002)	$52,481	$792	$53,273
Net (loss) income	—	—	—	—	—	(17,786)	(17,786)	487	(17,299)
Distributions	—	—	—	—	—	—	—	(709)	(709)
Share based compensation expense	—	—	—	—	1,470	—	1,470	—	1,470
Shares issued under share-based compensation plans	—	—	426,852	4	(4)	—	—	—	—
Taxes paid related to the net settlement of shares	—	—	(63,924)	—	(137)	—	(137)	—	(137)
Issuance of Series A Preferred Stock, net of issuance costs	26,000	24,263	—	—	—	—	—	—	—
Deemed and imputed dividends on Series A Preferred Stock	—	286	—	—	(167)		(167)	—	(167)
Series A Preferred Stock dividends	—	—	—	—	(969)	—	(969)	—	(969)
Balance, June 30, 2020	26,000	$24,549	29,985,763	$300	$85,380	$(50,788)	$34,892	$570	$35,462

See accompanying notes to condensed consolidated financial statements.

CHARAH SOLUTIONS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(17,299)	$(19,619)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,274	11,635
Loss on extinguishment of debt	8,603	—
Paid-in-kind interest on long-term debt	1,663	—
Amortization of debt issuance costs	214	342
Deferred income tax benefit	—	(6,389)
Loss on sale of fixed assets	281	1,305
Income from equity method investment	(622)	(1,217)
Distributions received from equity investment	849	1,059
Non-cash share-based compensation	1,470	1,007
(Gain) loss on interest rate swap	(30)	1,796
Interest accreted on contingent payments for acquisition	105	135
Increase (decrease) in cash due to changes in:
Trade accounts receivable	(6,220)	13,036
Contract assets and liabilities	15,280	(4,857)
Inventory	4,975	3,491
Accounts payable	(7,887)	4,452
Asset retirement obligation	(4,183)	(5,120)
Other assets and liabilities	(1,245)	(4,484)
Net cash provided by (used in) operating activities	9,228	(3,428)

Cash flows from investing activities:
Proceeds from the sale of equipment	155	1,507
Purchases of property and equipment	(1,604)	(11,491)
Net cash used in investing activities	(1,449)	(9,984)

Cash flows from financing activities:
Net proceeds from line of credit	5,500	15,375
Proceeds from long-term debt	15,781	9,994
Principal payments on long-term debt	(12,435)	(8,067)
Payments of debt issuance costs	(1,543)	—
Taxes paid related to net settlement of shares	(137)	(201)
Net proceeds from issuance of convertible Series A Preferred Stock	24,263	—
Distributions to non-controlling interest	(709)	(1,008)
Net cash provided by financing activities	30,720	16,093
Net increase in cash, cash equivalents and restricted cash	38,499	2,681
Cash, cash equivalents and restricted cash, beginning of period	6,128	6,900
Cash, cash equivalents and restricted cash, end of period	$44,627	$9,581

See accompanying notes to condensed consolidated financial statements.

	Six Months Ended
	June 30,
	2020	2019
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$7,703	$4,889
Cash refunded during the period for taxes	779	—

Non-cash investing and financing transactions:
Changes in property and equipment included in accounts payables and accrued expenses	$676	$—
Sale of equipment through the issuance of a note receivable	1,450	—
Series A Preferred Stock dividends payable included in accrued expenses	850	—
Shares issued under share-based compensation plans	4	—
Supplemental Disclosures
As of June 30, 2020, included in the line of credit were gross proceeds from the Revolving Loan of $61,988 and gross payments on the Revolving Loan of $56,488.

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
Business Combinations
On March 30, 2018, Charah Management completed a transaction with SCB Materials International, Inc. and affiliated entities (“SCB”), a previously unrelated third party, pursuant to which Charah Solutions acquired certain assets and liabilities of SCB for a purchase price of $35,000, with $20,000 paid at closing and $15,000 to be paid over time in conjunction with certain performance metrics. The contract also contained various mechanisms for a working capital true-up. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations with the allocation of the purchase price for the acquisition finalized as of March 31, 2019 with the recognized goodwill allocated to the Environmental Solutions segment. In November 2018, the $15,000 to be paid over time was reduced by $3,300. As of June 30, 2020, the present value of these future payments using a discount rate of 2.50% was determined to be $11,586. The Company expects the future payments to occur in 2021 and beyond.
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
Our commitment to safety is a core value and an integral component of our culture. As the COVID-19 pandemic continues within the United States and around the world, our highest priority remains the safety of our employees and customers. Our business was built on an unwavering commitment to safety. To that end, we have taken immediate action to protect our employees, our customers, and our business. The mission-critical nature of our and our customers’ operations made it imperative to quickly initiate a series of contingency plans to ensure business continuity for our customers, the vast majority of whom are highly-regulated and who must continue operating to provide safe and reliable power to the country. In March 2020, as a response to the ongoing COVID-19 pandemic, we established a COVID-19 task force to oversee the Company’s initiatives, procedures and responses to addressing the potential impact of COVID-19. We have implemented measures to manage through possible service interruptions, and we are maintaining real-time communication across our entire organization and with our customers. As of August 11, 2020, we have not had any work stoppages.
With respect to our business operations, we have not observed any significant slowdown in activity on existing job sites as a result of the COVID-19 pandemic at this time and are in continuous communication with our utility customers. We have a shared commitment to partner with them in keeping all employees safe by abiding with their health and hygiene policies and aligning with their health risk mitigation procedures. In April 2020, we implemented a series of preemptive cost cutting and cost savings initiatives across the company including reductions in employee compensation, reductions in cash-based retainers to our Board of Directors, reduced hiring and significantly reducing discretionary spending including travel restrictions. In addition, we are implementing applicable benefits of the CARES Act.
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

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)

The adoption of ASC 606 had no impact on cash provided by or used in operating, investing, or financing activities on our accompanying unaudited condensed consolidated statement of cash flows and no impact on our unaudited condensed consolidated statement of comprehensive income. The impact of adoption on our unaudited condensed consolidated balance sheet as of June 30, 2020 was as follows:

		Balances Without	Effect of Change
	As Reported	Adoption of ASC 606	Higher / (Lower)
Assets
Accounts receivable, net	$56,790	$60,555	$(3,765)
Contract assets	19,733	15,968	3,765

Liabilities
Contract liabilities	14,955	14,490	465

Equity
Retained losses	$(50,788)	$(50,323)	$(465)
The impact of adoption on our unaudited statement of operations for the three months ended June 30, 2020 was as follows:

		Balances Without	Effect of Change
	As Reported	Adoption of ASC 606	Higher / (Lower)
Statement of Operations
Revenue	$133,145	$133,185	$(40)
Loss before income taxes	(3,403)	(3,363)	(40)
Net loss	(3,403)	(3,363)	(40)
The impact of adoption on our unaudited statement of operations for the six months ended June 30, 2020 was as follows:

		Balances Without	Effect of Change
	As Reported	Adoption of ASC 606	Higher / (Lower)
Statement of Operations
Revenue	$297,776	$297,736	$40
Loss before income taxes	(17,299)	(17,339)	40
Net loss	(17,299)	(17,339)	40
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the measurement of goodwill impairment by eliminating the requirement that an entity compute the implied fair value of goodwill based on the fair values of its assets and liabilities to measure impairment. Instead, goodwill impairment will be measured as the difference between the fair value of the reporting unit and the carrying value of the reporting unit. This ASU also clarifies the treatment of the income tax effect of tax-deductible goodwill when measuring goodwill impairment loss. In October 2019, the FASB delayed the effective date for implementation of ASU No.2017-04. The Company adopted ASU No. 2017-04 as of April 1, 2020. The adoption of this ASU did not have a significant impact on the Company's consolidated financial statements.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), requiring all leases to be recognized on the balance sheet as a right-of-use asset and a lease liability, unless the lease is a short-term lease (generally a lease with a term of 12 months or less). At the commencement date of the lease, the Company will recognize: (i) a lease liability for the Company’s obligation to make payments under the lease agreement, measured on a discounted basis; and (ii) a right-of-use asset that represents the Company’s right to use, or control the use of, the specified asset for the lease term. This ASU originally required recognition and measurement of leases at the beginning of the earliest period presented using a modified retrospective transition method. In July 2018, the FASB issued ASU No. 2018-11, which provided an additional (and optional) transition method that permits application of this ASU at the adoption date with recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In June 2020, the FASB issued ASU No. 2020-05 and delayed the effective date of this ASU, extending the effective date for non-public business entities, and making the ASU effective for the Company for the fiscal year ending December 31, 2022, and interim periods within the fiscal year ending December 31, 2023, with early adoption permitted. The Company has not yet selected a transition method and is currently evaluating the effect that the adoption of this ASU will have on its consolidated financial statements.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Environmental Solutions
Product sales	$21,400	$24,890	$43,161	$47,402
Construction contracts	15,347	11,900	30,194	46,207
Services	1,115	160	1,172	1,724
Total Environmental Solutions	37,862	36,950	74,527	95,333

Maintenance and Technical Services
Services	95,283	83,986	223,249	188,861
Total Maintenance and Technical Services	95,283	83,986	223,249	188,861
Total revenue	$133,145	$120,936	$297,776	$284,194

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Environmental Solutions
United States	$37,651	$36,950	$73,681	$95,333
Foreign	211	—	846	—
Total Environmental Solutions	37,862	36,950	74,527	95,333

Maintenance and Technical Services
United States	95,283	83,986	223,249	188,861
Total Maintenance and Technical Services	95,283	83,986	223,249	188,861
Total revenue	$133,145	$120,936	$297,776	$284,194
As of June 30, 2020, the Company had remaining performance obligations with an aggregate transactions price of $125,266 on construction contracts for which we recognize revenue over time. We expect to recognize approximately 35% of our remaining performance obligations as revenue during the remainder of 2020, 29% in 2021, 10% in 2022, and 26% thereafter. Revenue associated with our remaining performance obligations includes performance obligations related to our construction contracts. The balance of remaining performance obligations does not include variable consideration that was determined to be constrained as of June 30, 2020. As of June 30, 2020, we included unapproved change orders associated with project scope changes of $1,655 included in determining the profit or loss on certain construction contracts.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)

5. Balance Sheet Items
Allowance for doubtful accounts
The following table presents the changes in the allowance for doubtful accounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Balance, beginning of period	$254	$—	$146	$—
Add: provision	—	—	119	—
Less: deduction and other adjustments	(5)	—	(16)	—
Balance, end of period	$249	$—	$249	$—
Property and equipment, net
The following table shows the components of property and equipment, net:

	June 30, 2020	December 31, 2019
Plant, machinery and equipment	$79,046	$75,578
Structural fill site improvements	55,760	55,760
Vehicles	19,263	19,163
Office equipment	2,785	2,741
Buildings and leasehold improvements	262	262
Structural fill sites	7,110	7,110
Construction in progress	7,519	12,324
Total property and equipment	$171,745	$172,938
Less: accumulated depreciation	(96,590)	(87,644)
Property and equipment, net	$75,155	$85,294
Depreciation expense was $4,692 and $3,285 for the three months ended June 30, 2020 and 2019, respectively, and $9,121 and $10,332 for the six months ended June 30, 2020 and 2019, respectively.
Accrued liabilities

	June 30, 2020	December 31, 2019
Accrued expenses	$23,120	$20,456
Accrued payroll and bonuses	12,812	13,273
Accrued dividends	850	—
Accrued interest	714	1,761
Accrued liabilities	$37,496	$35,490
Asset Retirement Obligations
The Company owns and operates two structural fill sites that will have continuing maintenance and monitoring requirements subsequent to their closure. As of June 30, 2020 and December 31, 2019, the Company has accrued $10,948 and 15,131, respectively, for the asset retirement obligation.
The following table reflects the activity for the asset retirement obligation:

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Balance, beginning of period	$12,987	$24,218	$15,131	$26,065
Liabilities incurred	—	—	—	1,017
Liabilities settled	(2,201)	(3,575)	(4,533)	(6,782)
Accretion	162	302	350	645
Balance, end of period	10,948	20,945	10,948	20,945
Less: current portion	(5,845)	(14,126)	(5,845)	(14,126)
Non-current portion	$5,103	$6,819	$5,103	$6,819
6. Equity Method Investment
Charah has an investment in a company that provides ash management and remarketing services to the electric utility industry. Charah accounts for its investment under the equity method of accounting because Charah has significant influence over the financial and operating policies of the company. Charah had a receivable due from the equity method investment of $72 and $96 at June 30, 2020 and December 31, 2019, respectively.
Summarized balance sheet information of our equity method investment entity is as follows:

	June 30, 2020	December 31, 2019
Current assets	$2,051	$2,482
Noncurrent assets	339	395
Total assets	$2,390	$2,877
Current liabilities	288	321
Equity of Charah	4,851	5,078
Equity of joint venture partner	(2,749)	(2,522)
Total liabilities and members’ equity	$2,390	$2,877
Summarized financial performance of our equity method investment entity is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue	$1,546	$2,533	$3,024	$4,753
Net income	651	1,325	1,243	2,433
Charah Solutions’ share of net income	326	663	622	1,217
The following table reflects our proportional ownership activity in our investment account:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Opening balance	$4,781	$5,102	$5,078	$5,060
Distributions	(256)	(547)	(849)	(1,059)
Share of net income	326	663	622	1,217
Closing balance	$4,851	$5,218	$4,851	$5,218

7. Distributions to Stockholders, Receivable from Affiliates, and Related Party Transactions
Prior to the Company’s June 18, 2018 corporate reorganization, the Company made certain distributions to stockholders and members to cover their tax liabilities. As of June 30, 2020 and December 31, 2019, the receivable from affiliates associated with these distributions were $0 and $294, respectively.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)

ATC Group Services LLC (“ATC”), an entity owned by BCP, our majority stockholder, provided environmental consulting and engineering services at certain service sites. Expenses to ATC were $64 and $94 for the three and six months ended June 30, 2020, respectively. The Company had no receivables outstanding from ATC at June 30, 2020 and December 31, 2019. The Company had payables and accrued expenses, net of credit memos, due to ATC of $31 and $62 at June 30, 2020 and December 31, 2019, respectively.
Brown & Root Industrial Services, LLC (“B&R”), an entity 50% owned by BCP, our majority stockholder, provided subcontracted construction services at one of our remediation and compliance service sites. Expenses to B&R were $0 and $871 for the three months ended June 30, 2020 and 2019, respectively and $0 and $1,311 for the six months ended June 30, 2020 and 2019, respectively. The Company had no receivables outstanding from B&R at June 30, 2020 and December 31, 2019. The Company had payables and accrued expenses, net of credit memos, due to B&R of $0 and $254 at June 30, 2020 and December 31, 2019, respectively.
The Company rented their corporate office through October 2019 through a triple net lease and rented housing at work sites and a condo through March 2020 from Price Real Estate, LLC (“Price Real Estate”), an entity owned by a stockholder of the Company. Rental expense associated with Price Real Estate was $0 and $116 for the three months ended June 30, 2020 and 2019, respectively and $0 and $232 for the six months ended June 30, 2020 and 2019, respectively. The Company had no receivables outstanding from Price Real Estate at June 30, 2020 and December 31, 2019. The Company had a payable due to Price Real Estate of $0 and $2 at June 30, 2020 and December 31, 2019, respectively.
PriceFlight, LLC (“PriceFlight”), an entity owned by a stockholder of the Company, provided flight services to the Company. Expenses to PriceFlight for flight services were $0 for the three months ended June 30, 2020 and 2019, respectively and $0 and $85 for the six months ended June 30, 2020 and 2019, respectively
Management determined that Price Real Estate and PriceFlight are variable interest entities. The Company has variable interests in them through the common ownership and contractual agreements discussed above. The Company is not considered to be the primary beneficiary. Management considers the likelihood to be remote that the Company will be required to make future funds available to Price Real Estate and PriceFlight. However, were the Company required to make funds available the maximum exposure to the Company would be any excess of the debt obligations of Price Real Estate and PriceFlight over the fair value of their respective assets.
As further discussed in Note 11, in March 2020, the Company entered into an agreement with an investment fund affiliated with BCP to sell 26,000 shares of Preferred Stock.
8. Goodwill and Intangible Assets
The Company’s goodwill and intangible assets consist of the following:

	June 30, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangibles:
Customer relationships	$78,942	$(26,885)	$78,942	$(22,938)
Technology	2,003	(451)	2,003	(351)
Non-compete and other agreements	289	(289)	289	(253)
SCB trade name	694	(312)	694	(243)
Rail easement	110	(110)	110	(110)
Total	$82,038	$(28,047)	$82,038	$(23,895)

Indefinite-lived intangibles:
Charah trade name	$34,330		$34,330
Goodwill	74,213		74,213
Total	$108,543		$108,543
Definite-Lived Intangible Assets
As of June 30, 2020 and December 31, 2019, definite-lived intangible assets included customer relationships, technology, non-compete and other agreements, the SCB trade name and a rail easement. These assets are amortized on a straight-line basis over their estimated useful lives as shown in the table below. Amortization expense was $2,057 and $2,095 during the three months ended June 30, 2020 and 2019, respectively, and $4,152 and $4,211 during the six months ended June 30, 2020 and 2019, respectively.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)

Definite-Lived Intangible Asset	Useful Life
Customer relationships	10 years
Technology	10 years
Non-compete and other agreements	2 years
SCB trade name	5 years
Rail easement	2 years
Goodwill and Indefinite-Lived Intangible Assets
Goodwill represents the excess purchase price over the fair value of the net assets acquired in a business combination. Our goodwill included in the unaudited condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019 was $74,213. Our intangible assets, net as of June 30, 2020 and December 31, 2019 include a trade name valued at $34,330 that is considered to have an indefinite life.
Goodwill and indefinite-lived intangible assets are not amortized, but instead are tested for impairment annually or more often if events or changes in circumstances indicate that the fair value of the asset may have decreased below its carrying value. We perform our impairment test effective October 1st of each year and evaluate for impairment indicators between annual impairment tests. There were no impairment triggering events during the quarter ended June 30, 2020 for the Maintenance and Technical Services reporting unit. The Company identified a triggering event during the quarter ended June 30, 2020 for the Environmental Solutions reporting unit that was primarily attributable to the declining macroeconomic environment resulting from the COVID-19 pandemic and its potential impact on the Company and its industry. The Company performed the impairment analysis for the Environmental Solutions reporting unit and determined that no impairment of goodwill occurred as a result of this triggering event. The Environmental Solutions reporting unit’s fair value, as calculated, was approximately 6.0% greater than its book value as of June 1, 2020, the date of our impairment analysis.
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
While management can and has implemented strategies to address these events, changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that would trigger future impairment charges of the reporting unit's goodwill balance. The table below provides a sensitivity analysis for the Environmental Solutions reporting unit, utilizing reasonably possible changes in the assumptions for the shorter-term revenue and residual growth rates and the discount rate, to demonstrate the potential impacts to the estimated fair values. The table below provides, in isolation, the estimated fair value impacts related to (i) a 50-basis point increase to the discount rate assumption and (ii) a 75-basis point decrease to our shorter-term revenue and residual growth rates assumptions, both of which would result in impairment charges.

	Approximate Percent Decrease in Estimated Fair Value
	+50 bps Discount Rate	-75 bps Growth Rate
Environmental Solutions reporting unit	6.3%	7.9%
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
The Revolving Loan provides a principal amount of up to $50,000, reduced by outstanding letters of credit. As of June 30, 2020, $24,500 was outstanding on the Revolving Loan and $14,529 of letters of credit were outstanding.
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
In March 2020, the Company entered into Amendment No. 3 to Credit Agreement (the “Third Amendment”).
Pursuant to the terms of the Third Amendment, the Credit Facility was amended to waive the mandatory $40,000 prepayment due on or before March 31, 2020, and to revise the required financial covenant ratios such that, after giving effect to the Third Amendment, we are not required to comply with any financial covenants through December 30, 2020. After December 30, 2020, we will be required to comply with a maximum consolidated net leverage ratio of 6.50 to 1.00 from December 31, 2020 through June 29, 2021, decreasing to 6.00 to 1.00 from June 30, 2021 through December 30, 2021, and to 3.50 to 1.00 as of December 31, 2021 and thereafter. After giving effect to the Third Amendment, we will also be required to comply with a minimum fixed charge coverage ratio of 1.00 to 1.00 as of December 31, 2020, increasing to 1.20 to 1.00 as of March 31, 2021 and thereafter. Our ability to comply with such financial covenants is dependent upon the Company’s forecasted leverage and adjusted EBITDA for the applicable periods, which could be impacted by the effects of COVID-19 or other unforeseen factors. In the event that we are unable to comply in the future with such financial covenants upon delivery of our financial statements pursuant to the terms of the Credit Facility, an Event of Default (as defined in the Credit Facility) will have occurred and the Administrative Agent can then, following a specified cure period, declare the unpaid principal amount of all outstanding loans, all interest accrued and unpaid thereon, and all other amounts payable to be immediately due and payable by the Company.
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

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)

Under the Third Amendment, the Company has agreed to make monthly amortization payments in respect of term loans beginning in April 2020, and to move the maturity date for all loans under the Credit Facility to July 31, 2022 (the “Maturity Date”). In addition, if at any time the outstanding principal amount of the Delayed Draw Term Loans exceeds $10,000, we will incur additional interest at a rate equal to 10.0% per annum on all daily average amounts exceeding $10,000 which was paid at March 31, 2020 and will be payable at the Maturity Date. Further, the Third Amendment requires mandatory prepayments of revolving loans with any cash held by the Company in excess of $10,000, which excludes the amount of proceeds received in respect of the Preferred Stock Offering (as defined below) to the extent such funds are used for liquidity and general corporate purposes. The Company has also agreed to an increase of four percent (4%) to the interest rate applicable to the Closing Date Term Loan that will be compounded monthly and paid in-kind by adding such portion to the outstanding principal amount.
As a condition to entering into the Second Amendment, we are required to pay the Administrative Agent an amendment fee (the “Second Amendment Fee”) in an amount equal to 1.50% of the total credit exposure under the Credit Facility, immediately prior to the effectiveness of the Second Amendment. Of the Second Amendment Fee, 0.50% was due and paid on October 15, 2019 and 1.00% of such Second Amendment Fee will become due and payable on August 16, 2020 if the facility has not been terminated on or prior to August 15, 2020. We are also required to pay the Administrative Agent an amendment fee associated with the Third Amendment (the “Third Amendment Fee”) in an amount equal to 0.20% of the total credit exposure under the Credit Facility, immediately prior to the effectiveness of the Third Amendment, with such Third Amendment Fee paid on June 30, 2020. Finally, we will pay an additional fee with respect to the Third Amendment in the amount of $2,000 with such fee being due and payable on the Maturity Date; provided that if the facility is terminated by December 31, 2020, 50% of this fee shall be waived.
In accordance with ASC 470, Debt, the Company calculated the present value of the cash flows for purposes of applying the 10 percent cash flow test for the Third Amendment and concluded that the original and new debt instruments were substantially different, necessitating that the Third Amendment be accounted for as an extinguishment. The Company capitalized third-party fees of $1,623 associated with the Third Amendment that will be amortized prospectively through interest expense, net in the consolidated statement of operations using the effective interest method through the Maturity Date. Fees payable to the lenders (as discussed above) of $5,162 were associated with the extinguishment of the old debt instrument and included in loss on extinguishment of debt in the accompanying unaudited condensed consolidated statements of operations. The Company wrote-off unamortized debt issuance costs of $3,441, which is included in loss on extinguishment of debt in the accompanying unaudited condensed consolidated statements of operations.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)

10. Notes Payable
The following table summarizes the major components of debt at each balance sheet date and provides maturities and interest rate ranges for each major category as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Various equipment notes entered into in November 2017, payable in monthly installments ranging from $6 to $24, including interest at 5.2%, maturing in December 2022 through December 2023. The notes are secured by equipment with a net book value of $2,752 as of June 30, 2020.	$3,411	$3,937
Various equipment notes entered into in 2018, payable in monthly installments ranging from $1 to $39, including interest ranging from 5.6% to 6.8%, maturing in March 2023 through May 2025. The notes are secured by equipment with a net book value of $8,756 as of June 30, 2020.	9,453	10,429
Various equipment notes entered into in 2019, payable in monthly installments ranging from $2 to $23, including interest ranging from 3.9% to 6.4%, maturing in April 2021 through December 2024. The notes are secured by equipment with a net book value of $3,386 as of June 30, 2020.	3,917	4,333
In June 2018, the Company entered into a $12,000 non-revolving credit note with a bank. The credit note converted to a term loan on April 10, 2019 and was amended in November 2019, December 2019 and April 2020. Pursuant to the terms of the amendment, this loan was amended to require a maturity date of December 31, 2020 and interest on borrowings to be calculated at a fixed rate per annum equal to 5.9%. The note is secured by equipment with a net book value of $7,406 as of June 30, 2020.	8,641	9,900
In July 2019, the Company entered into a commercial insurance premium financing agreement, payable in monthly installments of $169, including interest of 4.4%, that matured in March 2020.	—	506
In April 2020, the Company entered into a commercial insurance premium financing agreement, payable in monthly installments ranging from $22 to $57, including interest of 3.4%, maturing in February 2021.	549	—
A $10,000 equipment line with a bank, entered into in December 2017, secured by all equipment purchased with the proceeds of the loan. Interest is calculated on any outstanding amounts using a fixed rate of 4.5%. The equipment line converted to a term loan in September 2018, with a maturity date of June 22, 2023. The term loan is secured by equipment with a net book value of $5,689 as of June 30, 2020.	6,766	7,719
Pursuant to the terms of the Third Amendment, the Closing Date Term Loan and the Delayed Draw Term Loan entered into in September 2018 as part of the Syndicated Credit Facility (see also Note 9), maturing July 2022. The interest rate applicable to the Closing Date Term Loan and the Delayed Draw Term Loan is based on a fluctuating rate of interest measured by reference to, at the Company’s election, either (i) the Eurodollar rate, currently the LIBOR rate, or (ii) an alternative base rate. With respect to the Closing Date Term Loan, principal payments required are $854 monthly from July 2020 through September 2020, $1,153 monthly from October 2020 through December 2020, $1,280 monthly from January 2021 through December 2021, and $1,500 monthly thereafter. With respect to the Delayed Draw Term Loan, principal payments required are $833 monthly from July 2020 through March 2021. Beginning in April 2021, the then outstanding principal balance of the Delayed Draw Term Loans will be payable in sixteen equal installments monthly thereafter. The term loan is secured by substantially all the assets of the Company and is subject to certain financial covenants.
	161,225	152,188
Total	193,962	189,012
Less debt issuance costs	(1,410)	(3,441)
	192,552	185,571
Less current maturities	(38,721)	(34,873)
Notes payable due after one year	$153,831	$150,698

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)

11. Mezzanine Equity
As a condition to the Third Amendment, the Company entered into an agreement with an investment fund affiliated with BCP to sell 26,000 shares of Series A Preferred Stock, par value $0.01per share (the “Preferred Stock”), with an initial aggregate liquidation preference of $26,000, net of a 3% Original Issue Discount (“OID”) of $780 for net proceeds of $25,220 in a private placement (the “Preferred Stock Offering”). Proceeds from the Preferred Stock Offering will be used for liquidity and general corporate purposes. In connection with the issuance of the Preferred Stock, the Company incurred direct expenses of $956, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. The Preferred Stock was initially recorded net of OID and direct expenses, which will be accreted through paid-in-capital as a deemed dividend from the date of issuance through the first possible known redemption date, March 16, 2023. As of June 30, 2020, the Company had accrued dividends of $850 associated with the Preferred Stock, which was recorded at a fair value of $850 using observable information for similar items and is classified as a level 2 fair value measurement.
Dividend Rights The Preferred Stock ranks senior to the shares of the Company’s common stock, with respect to dividend rights and rights on the distribution of assets in any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Preferred Stock had an initial liquidation preference of $1 (one thousand dollars) per share.
The holders of the Preferred Stock are entitled to a cumulative dividend paid in cash at the rate of 10.0% per annum, payable on a quarterly basis. If we do not declare and pay a dividend to the holders of the Preferred Stock, the dividend rate will increase to 13.0% per annum and the dividends are paid-in-kind by adding such amount to the liquidation preference. The Company’s intention is to pay dividends in-kind for the foreseeable future. The dividend rate will increase to 16.0% per annum upon the occurrence and during the continuance of an event of default. As of June 30, 2020, the liquidation preference of the Preferred Stock was $27,000.
Conversion Features The Preferred Stock is convertible at the option of the holders at any time on and subsequent to the three-month anniversary of the date of issuance into shares of common stock at a conversion price of $2.77 per share (the “Conversion Price”), which represents a 30% premium to the 20-day volume-weighted average price ended March 4, 2020. As of June 30, 2020, the maximum number of common shares that could be required to be issued if converted is 9,747 (nine million, seven hundred forty-seven thousand). The conversion rate is subject to the following customary anti-dilution and other adjustments:

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
On or subsequent to the seven-year anniversary of the date of issuance, the holders have the right, subject to applicable law, to require the Company to redeem the Preferred Stock, in whole or in part, into cash consideration equal to the liquidation preference, plus all accrued and unpaid dividends, from any source of funds legally available for such purpose
Since the redemption of the Preferred Stock is contingently or optionally redeemable, and therefore not certain to occur, the Preferred Stock is not required to be classified as a liability under ASC 480, Distinguishing Liabilities from Equity. As the Preferred Stock is redeemable in certain circumstances at the option of the holder and is redeemable in certain circumstances upon the occurrence of an event that is not solely within our control, we have classified the Preferred Stock in mezzanine equity in the accompanying unaudited condensed consolidated balance sheets.
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
     As of both June 30, 2020 and December 31, 2019, the notional amount of the interest rate swap was $150,000. A fair value liability of $1,086 and $1,116 was recorded within other current liabilities in the unaudited condensed consolidated balance sheet as of June 30, 2020 and December 31, 2019, respectively. The total amount of gain (loss) included in interest expense, net in the unaudited condensed consolidated statements of operations was $94 and $(434) for the three months ended June 30, 2020 and 2019, respectively, and $30 and $(1,796) for the six months ended June 30, 2020 and 2019, respectively.
13. Contract Assets and Liabilities
The timing of revenue recognition, billings and cash collections results in accounts receivable, contract assets, and contract liabilities on the unaudited condensed consolidated balance sheets.
Our contract assets are as follows:

	June 30, 2020	December 31, 2019
Costs and estimated earnings in excess of billings	$15,968	$19,256
Retainage	3,765	1,385
Total contract assets	$19,733	$20,641
Our contract liabilities are as follows:

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)

	June 30, 2020	December 31, 2019
Deferred revenue	$465	$505
Billings in excess of costs and estimated earnings	14,490	77
Total contract liabilities	$14,955	$582
We recognized revenue of $163 and $423 for the three and six months ended June 30, 2020, respectively, that was previously included in contract liabilities at December 31, 2019. The increase in contract liabilities was primarily due to an increase in billings in excess of costs and estimated earnings associated with billings during the three months ended June 30, 2020 for a specific remediation and compliance project.
Costs and estimated earnings on uncompleted contracts are as follows:

	June 30, 2020	December 31, 2019
Costs incurred on uncompleted contracts	$91,513	$65,343
Estimated earnings	12,827	9,618
Total costs and estimated earnings	104,340	74,961
Less billings to date	(102,862)	(55,782)
Costs and estimated earnings in excess of billings	$1,478	$19,179
The net balance in process classified on the unaudited condensed consolidated balance sheets is as follows:

	June 30, 2020	December 31, 2019
Costs and estimated earnings in excess of billings	$15,968	$19,256
Billings in excess of costs and estimated earnings	(14,490)	(77)
Net balance in process	$1,478	$19,179
Anticipated losses on long-term contracts are recognized when such losses become evident. As of June 30, 2020 and December 31, 2019, accruals for anticipated losses on long-term contracts were $251 and $322, respectively.
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
During the three and six months ended June 30, 2020, the Company granted 287 and 542 restricted stock units (“RSUs”), respectively, under the 2018 Plan that are time-based. Of the RSUs granted during the six months ended June 30, 2020, 15 vest at the end of an eleven-month period, 90 vest at the end of a one-year period, and 437 vest in equal installments over three years. The fair value of these RSUs is based on the market price of the Company’s shares on the grant date.
During the three and six months ended June 30, 2020, the Company granted 121 and 228 performance share units (“PSUs”), respectively, under the 2018 Plan that cliff vest after three years. The vesting of these PSUs is dependent upon the following performance goals during the period January 1, 2020 through December 31, 2022 (the “Performance Period”): (i) the relative total stockholder return percentile ranking of the Company as compared to the specified performance peer group and (ii) cumulative revenue. Each performance goal is weighted at 50% in determining the number of PSUs that become earned PSUs. The maximum number of earned PSUs for the Performance Period is 200% of the target number of PSUs. The total compensation cost we will recognize under the PSUs will be determined using the Monte Carlo valuation methodology, which factors in the value of the TSR market condition when determining the grant date fair value of the PSU. Compensation cost for each PSU is recognized during the Performance Period based on the probable achievement of the two performance criteria. The PSUs are converted into shares of our common stock at the time the PSU award value is finalized.
A summary of the Company’s non-vested share activity for the six months ended June 30, 2020 is as follows:

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)

	Restricted Stock		Performance Stock		Total
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2019	1,120	$6.87	301	$6.14	1,421	$6.72
Granted	542	1.74	228	1.28	770	1.60
Forfeited	(71)	8.86	(15)	6.19	(86)	8.85
Vested	(426)	4.82	—	—	(426)	4.82
Balance as of June 30, 2020	1,165	$4.79	514	$3.98	1,679	$4.52

	Restricted Stock		Performance Stock		Total
	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2019	0.99	$2,731	1.69	$733	1.26	$3,464

Balance as of June 30, 2020	1.27	$3,706	2.19	$1,632	1.55	$5,338
Stock-based compensation expense related to the restricted stock issued was $591 and $656 during the three months ended June 30, 2020 and 2019, respectively, and $1,199 and $864 during the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, total unrecognized stock-based compensation expense related to non-vested awards of restricted stock, net of estimated forfeitures, was $2,000, and is expected to be recognized over a weighted-average period of 1.46 years. The total fair value of awards vested for the three and six months ended June 30, 2020 was $540 and $2,054, respectively.
Stock-based compensation expense related to the performance stock issued was $147 and $143 during the three months ended June 30, 2020 and 2019, respectively, and $271 and $143 during the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, total unrecognized stock-based compensation expense related to non-vested awards of performance stock, net of estimated forfeitures, was $1,211, and is expected to be recognized over a weighted-average period of 1.98 years.
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
Allied Power Services, LLC and its affiliate, Allied Power Resources, LLC, have been named in a collective action lawsuit filed in the U.S. District Court for the Northern District of Illinois, alleging violations of the Fair Labor Standards Act, and which includes related class claims alleging violations of the Illinois Minimum Wage Law and the Pennsylvania Minimum Wage Act for failure to pay overtime.  This case is one of a series filed against companies in the oil, gas and energy industries in Illinois and Texas. The parties mediated this case in November 2018 and reached a settlement. On July 15, 2020, the court granted final approval of the settlement. The parties are continuing to implement the settlement terms.
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
The accounting policies applied to determine the segment information are the same as those described under “Critical Accounting Policies and Estimates” in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019. Management evaluates the performance of each segment based on segment gross profit, which is calculated as revenue less cost of sales. For the three and six months ended June 30, 2020 and 2019, there were no intersegment revenue or other intersegment transactions. Segment assets are also evaluated by management based on each segment’s investment in property and equipment. Assets (other than property and equipment and goodwill) are not allocated to segments.
Summarized financial information with respect to the reportable segments is as follows:

Three Months Ended June 30, 2020	ES	M&TS	All Other	Total
Segment revenue	$37,862	$95,283	$—	$133,145
Segment gross profit	4,233	6,501	—	10,734
Segment depreciation and amortization expense	2,258	2,520	1,972	6,750
Expenditures for segment assets	497	(83)	6	420

Three Months Ended June 30, 2019	ES	M&TS	All Other	Total
Segment revenue	$36,950	$83,986	$—	$120,936
Segment gross (loss) profit	(9,188)	7,123	—	(2,065)
Segment depreciation and amortization expense	1,376	2,012	1,990	5,378
Expenditures for segment assets	3,186	1,133	32	4,351

Six Months Ended June 30, 2020	ES	M&TS	All Other	Total
Segment revenue	$74,527	$223,249	$—	$297,776
Segment gross profit	8,085	13,446	—	21,531
Segment depreciation and amortization expense	4,338	4,993	3,943	13,274
Expenditures for segment assets	1,059	512	33	1,604

Six Months Ended June 30, 2019	ES	M&TS	All Other	Total
Segment revenue	$95,333	188,861	$—	$284,194
Segment gross (loss) profit	(921)	14,235	—	13,314
Segment depreciation and amortization expense	3,690	3,966	3,979	11,635
Expenditures for segment assets	6,957	4,502	32	11,491

As of June 30, 2020	ES	M&TS	All Other	Total
Segment property and equipment, net	$43,821	$31,108	$226	$75,155
Segment goodwill	57,591	16,622	—	74,213

As of December 31, 2019	ES	M&TS	All Other	Total
Segment property and equipment, net	$47,856	$37,251	$187	$85,294
Segment goodwill	57,591	16,622	—	74,213

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)

The following is a reconciliation of segment gross profit (loss) to net loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Segment gross profit (loss)	$10,734	$(2,065)	$21,531	$13,314
General and administrative expenses	(9,637)	(17,400)	(22,393)	(31,385)
Interest expense, net	(4,826)	(4,102)	(8,456)	(9,154)
Loss on extinguishment of debt	—	—	(8,603)	—
Income from equity method investment	326	663	622	1,217
Income tax benefit	—	5,628	—	6,389
Net loss	$(3,403)	$(17,276)	$(17,299)	$(19,619)
The following is a reconciliation of segment assets to total assets as of:

	June 30, 2020	December 31, 2019
Segment property and equipment, net	$75,155	$85,294
Segment goodwill	74,213	74,213
Non-segment assets	230,801	196,249
Total assets	$380,169	$355,756
17. Income Taxes
The Company did not have an income tax provision or benefit for the three and six months ended June 30, 2020, due to current period operating losses and a valuation allowance on deferred tax assets. For the three and six months ended June 30, 2019, the Company’s income tax benefit was $5,628 and $6,389 respectively.
The effective income tax rate for the period was 27.0% without regard to the impact of the valuation allowance and includes the effect of state income taxes, nondeductible items and benefits for non-controlling interests. The Company’s income is subject to a federal statutory rate of 21% and an estimated state statutory rate of 5.3% prior to considering the valuation allowance.
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
At June 30, 2020, deferred tax liabilities, net of deferred tax assets, was $1,492. A valuation allowance has been recorded for the deferred tax assets as the Company has determined that it is not more likely than not that the tax benefits related to all the deferred tax assets will be realized. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance on its deferred tax assets.
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
Basic and diluted loss per share is determined using the following information:

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator:
Net loss attributable to Charah Solutions, Inc.	$(3,536)	$(18,026)	$(17,786)	$(20,845)
Deemed and imputed dividends on Series A Preferred Stock	(167)	—	(167)	—
Series A Preferred Stock dividends	(858)	—	(969)	—
Net loss attributable to common stockholders	(4,561)	(18,026)	(18,922)	(20,845)

Denominator:
Weighted-average shares outstanding	29,927	29,559	29,785	29,374
Dilutive share-based awards	—	—	—	—
Total weighted-average shares outstanding, including dilutive shares	29,927	29,559	29,785	29,374

Basic loss per share	$(0.15)	$(0.61)	$(0.64)	$(0.71)
Diluted loss per share	$(0.15)	$(0.61)	$(0.64)	$(0.71)
The holders of the Preferred Stock have nonforfeitable rights to common stock dividends or common stock dividend equivalents. Accordingly, the Preferred Stock qualifies as participating securities.
As a result of the net loss per share for the three and six months ended June 30, 2020 and 2019, the inclusion of all potentially dilutive shares would be anti-dilutive. Therefore, dilutive shares of 10,884 and 1,388 were excluded from the computation of the weighted-average shares for diluted net loss per share for the three months ended June 30, 2020 and 2019, respectively, and dilutive shares of 6,947 and 1,191 were excluded from the computation of the weighted-average shares for diluted net loss per share for the six months ended June 30, 2020 and 2019, respectively.
A summary of securities excluded from the computation of diluted earnings per share is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Diluted earnings per share:
Anti-dilutive restricted and performance stock units	1,440	1,388	1,400	1,191
Anti-dilutive Series A Preferred Stock convertible into common stock	9,444	—	5,547	—
Potentially dilutive securities, excluded as anti-dilutive	10,884	1,388	6,947	1,191

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
COVID-19 Update
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
    Multiple nuclear and fossil outages have been completed with little to no interruption to date. We continue to work closely with our utility partners and concrete producer customers to meet their needs and are monitoring any potential slowdowns of byproduct sales in the event there is decreased demand for construction materials. We have had no significant contracts canceled at this time. However, projections for power generation demand have been lowered and there is the potential for decreased demand for our byproduct sales in the construction market as capital budgets are reduced and construction activity slows.
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
The COVID-19 pandemic presents potential new risks to the Company’s business. A sustained downturn may result in the carrying value of our long-lived assets exceeding their fair value, which may require us to recognize an impairment to those assets. Furthermore, delays in customer payments for our services may impact the collectability of our trade accounts receivable. Although there have been logistical and other challenges to date, there was no material adverse impact resulting from the COVID-19 pandemic on the Company’s results of operations for the three or six months ended June 30, 2020.
Despite improvements in operating income during the three months ended June 30, 2020 and reductions in operating loss during the six months ended June 30, 2020, as further discussed below, our results were still driven by the timing of our contract awards and the commencement and progress of work awarded under contract. Revenue generated from new awards won prior to 2019, during 2019 and during the six months ended June 30, 2020 was not sufficient to offset the impact of projects completed during 2019 and 2020 to date. However, the significant majority of revenue contributions from these new awards will be recognized in the second half of 2020 and beyond.
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
Results of Operations
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

	Three Months Ended
	June 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Revenue:
Environmental Solutions	$37,862	$36,950	$912	2.5%
Maintenance and Technical Services	95,283	83,986	11,297	13.5%
Total revenue	133,145	120,936	12,209	10.1%
Cost of sales	122,411	123,001	(590)	(0.5)%
Gross Profit (Loss):
Environmental Solutions	4,233	(9,188)	13,421	146.1%
Maintenance and Technical Services	6,501	7,123	(622)	(8.7)%
Total gross profit (loss)	10,734	(2,065)	12,799	619.8%
General and administrative expenses	9,637	17,400	(7,763)	(44.6)%
Operating income (loss)	1,097	(19,465)	20,562	105.6%
Interest expense, net	(4,826)	(4,102)	(724)	(17.6)%
Income from equity method investment	326	663	(337)	(50.8)%
Loss before taxes	(3,403)	(22,904)	19,501	85.1%
Income tax benefit	—	(5,628)	5,628	(100.0)%
Net loss	(3,403)	(17,276)	13,873	80.3%
Less income attributable to non-controlling interest	133	750	(617)	(82.3)%
Net loss attributable to Charah Solutions, Inc.	(3,536)	(18,026)	14,490	80.4%
Deemed and imputed dividends on Series A Preferred Stock	(167)	—	(167)	(100.0)%
Series A Preferred Stock dividends	(858)	—	(858)	(100.0)%
Net loss attributable to common stockholders	$(4,561)	$(18,026)	$13,465	74.7%
Revenue. Revenue increased $12.2 million, or 10.1%, for the three months ended June 30, 2020 to $133.1 million as compared to $120.9 million for the three months ended June 30, 2019, driven by an increase in revenue in the Maintenance and Technical Services segment and in the Environmental Solutions segment. The change in revenue by segment was as follows:
Environmental Solutions Revenue. Environmental Solutions segment revenue increased $0.9 million, or 2.5%, for the three months ended June 30, 2020 to $37.9 million as compared to $37.0 million for the three months ended June 30, 2019. The increase in revenue was primarily driven by the absence during the current period of the $10.0 million revenue reversal associated with the completion of the Brickhaven project resulting from the deemed termination during the second quarter of 2019. This increase was partially offset by project completions in 2019 within our remediation and compliance services component and a decrease in byproduct sales offerings as compared to the second quarter of 2019.
Maintenance and Technical Services Revenue. Maintenance and Technical Services segment revenue increased $11.3 million, or 13.5%, for the three months ended June 30, 2020 to $95.3 million as compared to $84.0 million for the three months ended June 30, 2019. The increase in revenue was primarily attributable to additional spring nuclear outage work in the three months ended June 30, 2020, and an increase in revenue from our fossil services offerings.
Gross Profit (Loss). Gross profit increased $12.8 million, or 619.8%, for the three months ended June 30, 2020 to $10.7 million as compared to a gross loss of $2.1 million for the three months ended June 30, 2019. As a percentage of revenue, gross profit (loss) was 8.1% and (1.7)% for the three months ended June 30, 2020 and 2019, respectively. The change in gross profit by segment was as follows:
Environmental Solutions Gross Profit. Gross profit for our Environmental Solutions segment increased $13.4 million, or 146.1%, for the three months ended June 30, 2020 to $4.2 million as compared to a gross loss of $9.2 million for the three months ended June 30, 2019. The increase in gross profit was primarily driven by the absence during the current period of the $10.0 million revenue reversal associated with the completion of the Brickhaven project resulting from the deemed termination and one project-specific issue that occurred during the second quarter of 2019. This increase was partially offset by a decrease in revenue associated with our byproduct sales offerings.
Maintenance and Technical Services Gross Profit. Gross profit for our Maintenance and Technical Services segment decreased $0.6 million, or 8.7%, for the three months ended June 30, 2020 to $6.5 million as compared to $7.1 million for the three months ended June 30, 2019. The decrease in gross profit was primarily attributable to a decrease in gross profit from our fossil services offerings.
General and Administrative Expenses. General and administrative expenses decreased $7.8 million, or 44.6%, for the three months ended June 30, 2020 to $9.6 million as compared to $17.4 million for the three months ended June 30, 2019. The decrease was primarily attributable to a $1.8 million insurance recovery received during the current period, reductions in staff, cost-cutting measures implemented in April 2020 in response to the COVID-19 pandemic and other cost-savings initiatives.
Interest Expense, Net. Interest expense, net increased $0.7 million, or 17.6%, for the three months ended June 30, 2020 to $4.8 million as compared to $4.1 million for the three months ended June 30, 2019. The increase was primarily attributable to higher interest rates and paid in-kind interest related to the amendments to the Credit Facility as discussed below in “—Liquidity and Capital Resources—Our Debt Agreements—Existing Credit Facility” partially offset by lower debt balances.
Income from Equity Method Investment. Income from equity method investment decreased $0.3 million, or 50.8%, for the three months ended June 30, 2020 to $0.3 million as compared to $0.7 million for the three months ended June 30, 2019. The decrease was primarily attributable to a reduction in ash volumes generated by the utility and available for sale by us.
Income Tax Benefit. Income tax benefit decreased by $5.6 million as no tax benefit was recorded during the three months ended June 30, 2020 as a result of the full valuation allowance recorded by the Company for the year ended December 31, 2019.
Net Loss. Net loss decreased $13.9 million, or 80.3%, for the three months ended June 30, 2020 to $3.4 million as compared to $17.3 million for the three months ended June 30, 2019. The decrease was primarily attributable to higher gross profit and lower general and administrative expenses, as discussed above, partially offset by a decrease in income tax benefit and an increase in interest expense, net.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

	Six Months Ended
	June 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Revenue:
Environmental Solutions	$74,527	$95,333	$(20,806)	(21.8)%
Maintenance and Technical Services	223,249	188,861	34,388	18.2%
Total revenue	297,776	284,194	13,582	4.8%
Cost of sales	276,245	270,880	5,365	2.0%
Gross Profit (Loss):
Environmental Solutions	8,085	(921)	9,006	977.9%
Maintenance and Technical Services	13,446	14,235	(789)	(5.5)%
Total gross profit	21,531	13,314	8,217	61.7%
General and administrative expenses	22,393	31,385	(8,992)	(28.7)%
Operating loss	(862)	(18,071)	17,209	95.2%
Interest expense, net	(8,456)	(9,154)	698	7.6%
Loss on extinguishment of debt	(8,603)	—	(8,603)	(100.0)%
Income from equity method investment	622	1,217	(595)	(48.9)%
Loss before taxes	(17,299)	(26,008)	8,709	33.5%
Income tax benefit	—	(6,389)	6,389	(100.0)%
Net loss	(17,299)	(19,619)	2,320	11.8%
Less income attributable to non-controlling interest	487	1,226	(739)	(60.3)%
Net loss attributable to Charah Solutions, Inc.	(17,786)	(20,845)	3,059	14.7%
Deemed and imputed dividends on Series A Preferred Stock	(167)	—	(167)	(100.0)%
Series A Preferred Stock dividends	(969)	—	(969)	(100.0)%
Net loss attributable to common stockholders	$(18,922)	$(20,845)	$1,923	9.2%
Revenue. Revenue increased $13.6 million, or 4.8%, for the six months ended June 30, 2020 to $297.8 million as compared to $284.2 million for the six months ended June 30, 2019, driven by an increase in revenue in the Maintenance and Technical Services segment, partially offset by a decrease in revenue in the Environmental Solutions segment. The change in revenue by segment was as follows:

Environmental Solutions Revenue. Environmental Solutions segment revenue decreased $20.8 million, or 21.8%, for the six months ended June 30, 2020 to $74.5 million as compared to $95.3 million for the six months ended June 30, 2019. The decrease in revenue was primarily driven by project completions in 2019 within our remediation and compliance services component, including the completion of the Brickhaven project and a decrease in byproduct sales offerings partially offset by the absence during the current period of the $10.0 million revenue reversal associated with the completion of the Brickhaven project resulting from the deemed termination during the second quarter of 2019.
Maintenance and Technical Services Revenue. Maintenance and Technical Services segment revenue increased $34.4 million, or 18.2%, for the six months ended June 30, 2020 to $223.2 million as compared to $188.9 million for the six months ended June 30, 2019. The increase in revenue was primarily attributable to additional spring nuclear outage work in the six months ended June 30, 2020, and an increase in revenue from our fossil services offerings.
Gross Profit. Gross profit increased $8.2 million, or 61.7%, for the six months ended June 30, 2020 to $21.5 million as compared to $13.3 million for the six months ended June 30, 2019. As a percentage of revenue, gross profit was 7.2% and 4.7% for the six months ended June 30, 2020 and 2019, respectively. The change in gross profit by segment was as follows:
Environmental Solutions Gross Profit. Gross profit for our Environmental Solutions segment increased $9.0 million, or 977.9%, for the six months ended June 30, 2020 to $8.1 million as compared to a gross loss of $0.9 million for the six months ended June 30, 2019. The increase in gross profit was primarily driven by the absence in the current period of the $10.0 million revenue reversal associated with the completion of the Brickhaven project resulting from the deemed termination that occurred during the six months ended June 30, 2019. These increases were partially offset by project completions in 2019 within our remediation and compliance services component and a decrease in revenue associated with our byproduct sales offerings.
Maintenance and Technical Services Gross Profit. Gross profit for our Maintenance and Technical Services segment decreased $0.8 million, or 5.5%, for the six months ended June 30, 2020 to $13.4 million as compared to $14.2 million for the six months ended June 30, 2019. The decrease in gross profit was primarily attributable to margin improvements within our nuclear services offerings during the six months ended June 30, 2019 that did not reoccur during the six months ended June 30, 2020, partially offset by an increase in gross profit from our fossil services offerings.
General and Administrative Expenses. General and administrative expenses decreased $9.0 million, or 28.7%, for the six months ended June 30, 2020 to $22.4 million as compared to $31.4 million for the six months ended June 30, 2019. The decrease was primarily attributable to $2.1 million in insurance recoveries received during the current period, reductions in staff, cost-cutting measures implemented in April 2020 in response to the COVID-19 pandemic and other cost-savings initiatives, partially offset by $2.9 million in lower non-cash general and administrative expenses during the six months ended June 30, 2019 associated with the amortization of the purchase option liability due to the deemed termination of the Brickhaven contract.
Interest Expense, Net. Interest expense, net decreased $0.7 million, or 7.6%, for the six months ended June 30, 2020 to $8.5 million as compared to $9.2 million for the six months ended June 30, 2019. The decrease was primarily attributable to lower debt balances during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 and a $1.8 million decrease in the non-cash mark-to-market expense associated with the change in value of our interest rate swap, partially offset by higher interest rates and paid in-kind interest related to the amendments to the Credit Facility as discussed below in “—Liquidity and Capital Resources—Our Debt Agreements—Existing Credit Facility.”
Loss on Extinguishment of Debt. Loss on extinguishment of debt increased $8.6 million for the six months ended June 30, 2020 due to the Company’s Amendment No. 3 to Credit Agreement (the “Third Amendment”) of our existing Credit Facility as discussed below in “—Liquidity and Capital Resources—Our Debt Agreements—Existing Credit Facility.” The Company expensed $5.2 million in amendment fees and wrote off $3.4 million in previously capitalized debt issuance costs.
Income from Equity Method Investment. Income from equity method investment decreased $0.6 million, or 48.9%, for the six months ended June 30, 2020 to $0.6 million as compared to $1.2 million for the six months ended June 30, 2019. The decrease period-over-period was primarily attributable to a reduction in ash volumes generated by the utility and available for sale by us.
Income Tax Benefit. Income tax benefit decreased by $6.4 million as no tax benefit was recorded during the six months ended June 30, 2020 as a result of the full valuation allowance recorded by the Company for the year ended December 31, 2019.
Net Loss. Net loss decreased $2.3 million, or 11.8%, for the six months ended June 30, 2020 to $17.3 million as compared to $19.6 million for the six months ended June 30, 2019. The decrease was primarily attributable to higher gross profit and lower general and administrative expenses as discussed above partially offset by the loss on extinguishment of debt and a decrease in income tax benefit.
Condensed Consolidated Balance Sheets
The following table is a summary of our overall financial position:

	June 30, 2020	December 31, 2019	Change
	(in thousands)
Total assets	$380,169	$355,756	$24,413
Total liabilities	320,158	302,483	17,675
Mezzanine equity	24,549	—	24,549
Total equity	35,462	53,273	(17,811)
Assets
Total assets increased $24.4 million driven primarily by a $25.4 million increase in cash as proceeds associated with our Series A Preferred Stock (the “Preferred Stock”) offering and borrowings under the Credit Facility (as defined below) were used to fund working capital requirements and other operations. Furthermore, restricted cash increased $13.0 million related to a specific remediation and compliance project that started operations during the second quarter of 2020. Finally, accounts receivable increased $6.2 million due to timing of collections. These increases were partially offset by a $10.1 million decrease in property and equipment, net as depreciation expense exceeded new additions, a $5.1 million decrease in inventory from improved inventory management, a $4.2 million decrease in intangible assets, net due to amortization and a $0.8 million decrease in income tax receivable from the collection of state refunds.
Liabilities
Total liabilities increased $17.7 million driven by a $14.3 million increase in contract liabilities due to billings in excess of costs and earnings associated with a specific remediation and compliance project and a $12.5 million net increase in amounts owed under the Credit Facility to fund operations. Accrued and other liabilities increased $3.0 million associated with the deferral of certain employer payroll taxes under the CARES Act and fees associated with the Third Amendment of the Credit Facility as discussed further below in “—Liquidity and Capital Resources—Our Debt Agreements—Existing Credit Facility” partially offset by the timing of payroll liabilities associated with the Allied spring outage nuclear services. These increases were partially offset by a $8.0 million decrease in accounts payable and a $4.2 million decrease in our asset retirement obligation associated with our maintenance and monitoring requirement payments.
Mezzanine Equity
Total mezzanine equity increased $24.5 million related to the initial liquidation preference of $26.0 million, net of offering costs, Original Issue Discount ("OID"), paid in-kind dividends and accretion associated with the Preferred Stock Offering.
Equity
Total equity decreased $17.8 million driven primarily by the $17.3 million net loss, a decrease of $1.1 million from paid in-kind and deemed dividends associated with our Preferred Stock, a $0.7 million decrease related to distributions to our non-controlling interest and a $0.1 million decrease related to taxes paid from the net settlement of shares vested, partially offset by an increase of $1.5 million in share-based compensation.
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
As of June 30, 2020, we had total liquidity of $41.3 million, comprised of $30.4 million of cash on hand and $10.9 million availability under the Revolving Loan. We believe our cash on hand and cash generated from operations will be sufficient to cover our working capital requirements and debt obligations for the next 12 months from the issuance of this Quarterly Report.
Cash Flows
The following table sets forth our cash flow data:

	Six Months Ended
	June 30,		Change
	2020	2019	$
	(dollars in thousands)
Cash flows provided by (used in) operating activities	$9,228	$(3,428)	$12,656
Cash flows used in investing activities	(1,449)	(9,984)	8,535
Cash flows provided by financing activities	30,720	16,093	14,627
Net change in cash	$38,499	$2,681	$35,818

Operating Activities

Net cash provided by operating activities increased $12.7 million for the six months ended June 30, 2020 to $9.2 million as compared to $3.4 million of net cash used in operating activities for the six months ended June 30, 2019. The change in cash flows provided by operating activities was primarily attributable to the $10.9 million reduction in net loss, excluding the $8.6 million loss in extinguishment of debt, and a $3.8 million increase in other asset and liabilities associated with the deferral of certain employer payroll taxes under the CARES Act partially offset by a $2.8 million increase in cash paid for interest during the six months ended June 30, 2020.
Investing Activities
Net cash used in investing activities decreased $8.5 million for the six months ended June 30, 2020 to $1.4 million as compared to $10.0 million for the six months ended June 30, 2019. The change in cash flows used in investing activities was primarily attributable to decreases in capital expenditures during the six months ended June 30, 2020.
Financing Activities
Net cash provided by financing activities increased $14.6 million for the six months ended June 30, 2020 to $30.7 million as compared to $16.1 million the six months ended June 30, 2019. The change in cash flows provided by financing activities was primarily attributable to a $24.2 million net increase in proceeds received from the Preferred Stock offering during the six months ended June 30, 2020. This increase was partially offset by a $8.5 million net decrease in Credit Facility and other debt proceeds received during the six months ended June 30, 2020 and a $1.5 million increase in debt issuance costs paid during the six months ended June 30, 2020.
Working Capital
Our working capital, which we define as total current assets less total current liabilities, totaled $13.8 million at June 30, 2020 as compared to a working capital deficit of $16.1 million at December 31, 2019. This increase in net working capital for the six months ended June 30, 2020 was primarily due to increases in cash associated with proceeds from the Preferred Stock offering and borrowings under the Credit Facility, increases in restricted cash related to a specific remediation and compliance project, increases in accounts receivable due to timing of collections and a decrease in accounts payable. These changes were partially offset by increases in contract liabilities due to billings in excess of costs and earnings associated with a specific remediation and compliance project and increases in accrued liabilities from the deferral of certain employer payroll taxes under the CARES Act.
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
The Revolving Loan provides a principal amount of up to $50.0 million, reduced by outstanding letters of credit. As of June 30, 2020, $24.5 million was outstanding on the Revolving Loan and $14.5 million of letters of credit were outstanding.

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
In March 2020, the Company entered into Amendment No. 3 to Credit Agreement (the “Third Amendment”).
Pursuant to the terms of the Third Amendment, the Credit Facility was amended to waive the mandatory $40.0 million prepayment due on or before March 31, 2020, and to revise the required financial covenant ratios such that, after giving effect to the Third Amendment, we are not required to comply with any financial covenants through December 30, 2020. After December 30, 2020, we will be required to comply with a maximum consolidated net leverage ratio of 6.50 to 1.00 from December 31, 2020 through June 29, 2021, decreasing to 6.00 to 1.00 from June 30, 2021 through December 30, 2021, and to 3.50 to 1.00 as of December 31, 2021 and thereafter. After giving effect to the Third Amendment, we will also be required to comply with a minimum fixed charge coverage ratio of 1.00 to 1.00 as of December 31, 2020, increasing to 1.20 to 1.00 as of March 31, 2021 and thereafter. Our ability to comply with such financial covenants is dependent upon the Company’s forecasted leverage and adjusted EBITDA for the applicable periods, which could be impacted by the effects of COVID-19 or other unforeseen factors. In the event that we are unable to comply in the future with such financial covenants upon delivery of our financial statements pursuant to the terms of the Credit Facility, an Event of Default (as defined in the Credit Facility) will have occurred and the Administrative Agent can then, following a specified cure period, declare the unpaid principal amount of all outstanding loans, all interest accrued and unpaid thereon, and all other amounts payable to be immediately due and payable by the Company.
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
Under the Third Amendment, the Company has agreed to make monthly amortization payments in respect of term loans beginning in April 2020, and to move the maturity date for all loans under the Credit Agreement to July 31, 2022 (the “Maturity Date”). In addition, if at any time after August 13, 2019, the outstanding principal amount of the Delayed Draw Term Loans exceeds $10.0 million, we will incur additional interest at a rate equal to 10.0% per annum on all daily average amounts exceeding $10.0 million which was paid on March 31, 2020 and will also be payable at the Maturity Date. Further, the Third Amendment requires mandatory prepayments of revolving loans with any cash held by the Company in excess of $10.0 million, which excludes the amount of proceeds received in respect of the Preferred Stock Offering (as defined below) to the extent such funds are used for liquidity and general corporate purposes. The Company has also agreed to an increase of four percent (4%) to the interest rate applicable to the Closing Date Term Loan that will be compounded monthly and paid in-kind by adding such portion to the outstanding principal amount.
As a condition to entering into the Second Amendment, we are required to pay the Administrative Agent an amendment fee (the “Second Amendment Fee”) in an amount equal to 1.50% of the total credit exposure under the Credit Facility, immediately prior to the effectiveness of the Second Amendment. Of the Second Amendment Fee, 0.50% was due and paid on October 15, 2019, and 1.00% of such Second Amendment Fee will become due and payable on August 16, 2020 if the facility has not been terminated on or prior to August 15, 2020. We are also required to pay the Administrative Agent an amendment fee associated with the Third Amendment (the “Third Amendment Fee”) in an amount equal to 0.20% of the total credit exposure under the Credit Facility, immediately prior to the effectiveness of the Third Amendment, with such Third Amendment Fee paid on June 30, 2020. Finally, we will also pay an additional fee with respect to the Third Amendment in the amount of $2.0 million with such fee being due and payable on the Maturity Date; provided that if the facility is terminated by December 31, 2020, 50% of this fee shall be waived.
In accordance with ASC 470, Debt, the Company calculated the present value of the cash flows for purposes of applying the 10 percent cash flow test for the Third Amendment and concluded that the original and new debt instruments were substantially different, necessitating that the Third Amendment be accounted for as an extinguishment. As a result of the Company’s Third Amendment, the Company capitalized $1.6 million in third-party fees which will be amortized as interest expense until July 31, 2022. In addition, the Company expensed $5.2 million in amendment fees as discussed above which is included in loss on extinguishment of debt in the accompanying Condensed Consolidated Statements of Operations. Finally, the Company wrote off $3.4 million in debt issuance costs which is included in loss on extinguishment of debt in the accompanying Condensed Consolidated Statements of Operations.

Series A Preferred Stock
As a condition to the Third Amendment, the Company entered into an agreement with an investment fund affiliated with Bernhard Capital Partners Management, LP (“BCP”) to sell 26,000 shares of Series A Preferred Stock, par value $0.01 per share (the “Preferred Stock”), for net proceeds of approximately $25.2 million in a private placement (the “Preferred Stock Offering”). The Preferred Stock will have an initial liquidation preference of $1,000 per share and will pay a dividend at the rate of 10% per annum in cash, or 13% if the Company elects to pay dividends in-kind by adding such amount to the liquidation preference. The Company’s intention is to pay dividends-in-kind for the foreseeable future. Proceeds from the Preferred Stock Offering will be used for liquidity and general corporate purposes.
For more information related to the Series A Preferred Stock, see Note 11 “Mezzanine Equity” to the accompanying unaudited condensed consolidated financial statements.
Equipment Financing Facilities
We have entered into various equipment financing arrangements to finance the acquisition of certain equipment (the “Equipment Financing Facilities”). As of June 30, 2020, we had $32.2 million of equipment notes outstanding. Each of the Equipment Financing Facilities includes non-financial covenants, and, as of June 30, 2020, we were in compliance with these covenants.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in thousands)
Net loss attributable to Charah Solutions, Inc.	$(3,536)	$(18,026)	$(17,786)	$(20,845)
Interest expense, net	4,826	4,102	8,456	9,154
Loss on extinguishment of debt	—	—	8,603	—
Income tax benefit	—	(5,628)	—	(6,389)
Depreciation and amortization	6,750	5,378	13,274	11,635
Elimination of certain non-recurring legal costs and expenses(1)	(1,873)	—	(2,137)	(746)
Equity-based compensation	738	799	1,470	1,007
Brickhaven contract deemed termination revenue reversal	—	10,000	0	10,000
Transaction-related expenses and other items(2)	599	1,022	817	2,737
Adjusted EBITDA	$7,504	$(2,353)	$12,697	$6,553
Adjusted EBITDA margin(3)	5.6%	(1.9)%	4.3%	2.3%

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
Contractual Obligations
As of June 30, 2020, there have been no material changes in our outstanding contractual obligations from those disclosed within Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation,” in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Interest Rate Risk
As of June 30, 2020, we had $161.2 million of debt outstanding under the Term Loan and the Delayed Draw Commitment and $24.5 million of debt outstanding under the Revolving Loan, with an interest rate of 4.1%. A 1.0% increase or decrease in the interest rate would increase or decrease interest expense by approximately $1.9 million per year assuming a consistent debt balance and without taking into consideration any impact from the change in fair value of our interest rate swap. We currently have an interest rate swap in place with respect to outstanding indebtedness under the Term Loan that provides a ceiling on three-month LIBOR at 2.5% for a notional amount of $150.0 million. A fair value liability of $1.1 million was recorded with respect to our interest rate cap in the unaudited condensed consolidated balance sheets within other current liabilities as of June 30, 2020 and December 31, 2019, respectively.
Credit Risk
While we are exposed to credit risk in the event of non-performance by counterparties, the majority of our customers are investment grade companies and we do not anticipate non-performance. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d‑15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on such evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2020, at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In response to the COVID-19 pandemic, the majority of our office employees have been working remotely since the middle of March 2020. We have taken precautionary measures to ensure our internal control over financial reporting addressed risks working in a remote environment. We are continually monitoring and assessing the COVID-19 potential effects on the design and operating effectiveness of our internal control over financial reporting.

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
Allied Power Services, LLC and its affiliate, Allied Power Resources, LLC, have been named in a collective action lawsuit filed in the U.S. District Court for the Northern District of Illinois, alleging violations of the Fair Labor Standards Act, and which includes related class claims alleging violations of the Illinois Minimum Wage Law and the Pennsylvania Minimum Wage Act for failure to pay overtime.  This case is one of a series filed against companies in the oil, gas and energy industries in Illinois and Texas. The parties mediated this case in November 2018 and reached a settlement. On July 15, 2020, the court granted final approval of the settlement. The parties are continuing to implement the settlement terms.
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
Item 1A. Risk Factors
For a detailed discussion of known material factors which could materially affect our business, financial condition or future results, refer to Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”) and under Part II, Item 1A of the Company's Quarterly Report on Form 10-Q for the first quarter 2020. There have been no material changes in our risk factors, except as noted below.
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
While we are currently in compliance with all NYSE listing requirements, we have been out of compliance in the past and may be out of compliance in the future. Failure to remain compliant with all NYSE listing standards could lead to the delisting of our common stock which could have a material, adverse effect on our business, operating results and financial condition.
On May 12, 2020, we disclosed that we were not in compliance with an NYSE continued listing standard because our average global market capitalization over a 30-trading day period was below the NYSE requirement of $50 million and, as of March 31, 2020, our stockholder’s equity was below the NYSE’s requirement of $50 million (the “Market Capitalization Listing Requirement”). Currently, our average global market capitalization over a 30-trading day period was above the $50 million requirement and we are in compliance with all NYSE continued listing standards.

It is possible that the price of our common stock may decline in the future such that we are no longer in compliance with the Market Capitalization Listing Requirement. Our non-compliance with the Market Capitalization Listing Requirement could lead to our common stock being delisted from the NYSE. If our common stock were to be suspended or delisted, it would become more difficult to trade our common stock, which would reduce the liquidity and price of our common stock. Further, delisting may adversely affect our relationships with our business partners and suppliers and customers’ and potential customers’ decisions to purchase our products and services and could have a material, adverse impact on our business, operating results and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
The following table provides information about repurchases of our common stock during the three months ended June 30, 2020:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2020 through April 30, 2020	57,971	$1.71	—	$—
May 1, 2020 through May 31, 2020	—	—	—	—
June 1, 2020 through June 30, 2020	—	—	—	—
Total	57,971		—

(1)	Represents shares of common stock withheld for income tax purposes in connection with the vesting of shares of restricted stock issued to employees.
Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Charah Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed June 22, 2018 (File No. 001-38523)).
3.2	Certificate of Designations of Series A Preferred Stock, dated March 16, 2020 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed March 18, 2020 (File No. 001-38523)).
3.3	Amended and Restated Bylaws of Charah Solutions, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed June 22, 2018 (File No. 001-38523)).
4.1
Waiver of Right Under Stockholders’ Agreement (CEP Holdings, Inc.) of CEP Holdings, Inc., dated July 9, 2020 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed July 15, 2020 (File No. 001-38523)).

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

CHARAH SOLUTIONS, INC.

August 11, 2020	By:	/s/ Scott A. Sewell
	Name:	Scott A. Sewell
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

August 11, 2020	By:	/s/ Roger D. Shannon
	Name:	Roger D. Shannon
	Title:	Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)