Form 10-Q
period 2020-09-30
Charah Solutions, Inc.
filed 2020-11-10
CIK 1730346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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
Emerging growth company ☒

    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
    As of November 1, 2020, the registrant had 29,992,835 shares of common stock outstanding.

CHARAH SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

See accompanying notes to condensed consolidated financial statements.

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
    Forward‑looking statements may include statements about:
•the impacts from the COVID-19 pandemic on the Company’s business;
•our business strategy;
•our operating cash flows, the availability of capital and our liquidity;
•our future revenue, income and operating performance;
•our ability to sustain and improve our utilization, revenue and margins;
•our ability to maintain acceptable pricing for our services;
•our future capital expenditures;
•our ability to finance equipment, working capital and capital expenditures;
•competition and government regulations;
•our ability to obtain permits and governmental approvals;
•pending legal or environmental matters or liabilities;
•environmental hazards;
•industrial accidents;
•business or asset acquisitions;
•general economic conditions;
•credit markets;
•our ability to successfully develop our research and technology capabilities and to implement technological developments and enhancements;
•uncertainty regarding our future operating results; and
•plans, objectives, expectations and intentions, as well as any other statement contained in this Quarterly Report that are not statements of historical fact.
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
See accompanying notes to condensed consolidated financial statements.

ii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CHARAH SOLUTIONS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except par value amounts)
(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash	$30,006	$4,913
Restricted cash	9,161	1,215
Trade accounts receivable, net	66,422	50,570
Receivable from affiliates	94	390
Contract assets	17,216	20,641
Inventory	9,234	14,792
Income tax receivable	650	1,374
Prepaid expenses and other current assets	7,445	4,615
Total current assets	140,228	98,510
Property and equipment, net	64,769	85,294
Goodwill	74,213	74,213
Intangible assets, net	86,106	92,473
Equity method investments	5,095	5,078
Other assets	1,157	188
Total assets	$371,568	$355,756

Liabilities, mezzanine equity and stockholders’ equity
Current liabilities:
Accounts payable	22,414	25,510
Contract liabilities	12,061	582
Notes payable, current maturities	37,873	34,873
Asset retirement obligation, current portion	2,921	9,944
Purchase option liability	—	7,110
Accrued liabilities	45,023	35,490
Other current liabilities	1,021	1,116
Total current liabilities	121,313	114,625
Deferred tax liabilities	2,214	1,492
Contingent payments for acquisitions	11,624	11,481
Asset retirement obligation	4,026	5,187
Line of credit	25,667	19,000
Notes payable, less current maturities	148,986	150,698
Other liabilities	1,000	—
Total liabilities	314,830	302,483

Commitments and contingencies (see Note 15)

Mezzanine equity
Series A Preferred Stock — $0.01 par value; 50 shares authorized, 26 shares issued and outstanding as of September 30, 2020; aggregate liquidation preference of $27,878 as of September 30, 2020	25,536	—

Stockholders’ equity
Retained losses	(55,004)	(33,002)
Common Stock — $0.01 par value; 200,000 shares authorized, 29,986 and 29,624 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	300	296
Additional paid-in capital	84,970	85,187
Total stockholders’ equity	30,266	52,481
Non-controlling interest	936	792
Total equity	31,202	53,273
Total liabilities, mezzanine equity and stockholders’ equity	$371,568	$355,756

See accompanying notes to condensed consolidated financial statements.

CHARAH SOLUTIONS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue	$118,715	$121,113	$416,491	$405,307
Cost of sales	106,672	107,254	382,917	378,134
Gross profit	12,043	13,859	33,574	27,173
General and administrative expenses	4,853	14,096	27,246	45,481
Impairment expense	6,399	—	6,399	—
Operating income (loss)	791	(237)	(71)	(18,308)
Interest expense, net	(4,331)	(3,833)	(12,787)	(12,987)
Loss on extinguishment of debt	—	—	(8,603)	—
Income from equity method investment	625	667	1,247	1,884
Loss before income taxes	(2,915)	(3,403)	(20,214)	(29,411)
Income tax expense (benefit)	608	(1,100)	608	(7,489)
Net loss	(3,523)	(2,303)	(20,822)	(21,922)
Less income attributable to non-controlling interest	693	1,010	1,180	2,236
Net loss attributable to Charah Solutions, Inc.	(4,216)	(3,313)	(22,002)	(24,158)
Deemed and imputed dividends on Series A Preferred Stock	(147)	—	(314)	—
Series A Preferred Stock dividends	(877)	—	(1,846)	—
Net loss attributable to common stockholders	$(5,240)	$(3,313)	$(24,162)	$(24,158)

Loss per common share:		`
Basic	$(0.17)	$(0.11)	$(0.81)	$(0.82)
Diluted	$(0.17)	$(0.11)	$(0.81)	$(0.82)

Weighted-average shares outstanding used in loss per common share:
Basic	29,986	29,605	29,853	29,452
Diluted	29,986	29,605	29,853	29,452

See accompanying notes to condensed consolidated financial statements.

CHARAH SOLUTIONS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(Unaudited)

	For the Three Months Ended September 30, 2019
	Mezzanine Equity		Permanent Equity
	Preferred Stock (Shares)	Preferred Stock (Amount)	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Retained Losses	Total	Non-Controlling Interest	Total
Balance, June 30, 2019	—	$—	29,586,165	$296	$83,681	$(11,431)	$72,546	$1,023	$73,569
Net (loss) income	—	—	—	—	—	(3,313)	(3,313)	1,010	(2,303)
Distributions	—	—	—	—	—	—	—	(1,000)	(1,000)
Share-based compensation expense	—	—	—	—	659	—	659	—	659
Shares issued under share-based compensation plans	—	—	36,670	—	—	—	—	—	—
Balance, September 30, 2019	—	$—	29,622,835	$296	$84,340	$(14,744)	$69,892	$1,033	$70,925

	For the Three Months Ended September 30, 2020
	Mezzanine Equity		Permanent Equity
	Preferred Stock (Shares)	Preferred Stock (Amount)	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Retained Losses	Total	Non-Controlling Interest	Total
Balance, June 30, 2020	26,000	$24,549	29,985,763	$300	$85,380	$(50,788)	$34,892	$570	$35,462
Net (loss) income	—	—	—	—	—	(4,216)	(4,216)	693	(3,523)
Distributions	—	—	—	—	—	—	—	(327)	(327)
Share-based compensation expense	—	—	—	—	614	—	614	—	614
Shares issued under share-based compensation plans	—	—	—	—	—	—	—	—	—
Taxes paid related to net settlement of shares	—	—	—	—	—	—	—	—	—
Issuance of Series A Preferred Stock, net of issuance costs	—	(10)	—	—	—	—	—	—	—
Deemed and imputed dividends on Series A Preferred Stock	—	997	—	—	(147)	—	(147)	—	(147)
Series A Preferred Stock dividends	—	—	—	—	(877)	—	(877)	—	(877)
Balance, September 30, 2020	26,000	$25,536	29,985,763	$300	$84,970	$(55,004)	$30,266	$936	$31,202

See accompanying notes to condensed consolidated financial statements.

CHARAH SOLUTIONS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(Unaudited)

	For the Nine Months Ended September 30, 2019
	Mezzanine Equity		Permanent Equity
	Preferred Stock (Shares)	Preferred Stock (Amount)	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Retained Losses	Total	Non-Controlling Interest	Total
Balance, December 31, 2018	—	$—	29,082,988	$291	$82,880	$9,414	$92,585	$805	$93,390
Net (loss) income	—	—	—	—	—	(24,158)	(24,158)	2,236	(21,922)
Distributions	—	—	—	—	—	—	—	(2,008)	(2,008)
Share-based compensation expense	—	—	—	—	1,666	—	1,666	—	1,666
Shares issued under share-based compensation plans	—	—	568,500	5	(5)	—	—	—	—
Taxes paid related to net settlement of shares	—	—	(28,653)	—	(201)	—	(201)	—	(201)
Balance, September 30, 2019	—	$—	29,622,835	$296	$84,340	$(14,744)	$69,892	$1,033	$70,925

	For the Nine Months Ended September 30, 2020
	Mezzanine Equity		Permanent Equity
	Preferred Stock (Shares)	Preferred Stock (Amount)	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Retained Losses	Total	Non-Controlling Interest	Total
Balance, December 31, 2019	—	$—	29,622,835	$296	$85,187	$(33,002)	$52,481	$792	$53,273
Net (loss) income	—	—	—	—	—	(22,002)	(22,002)	1,180	(20,822)
Distributions	—	—	—	—	—	—	—	(1,036)	(1,036)
Share based compensation expense	—	—	—	—	2,084	—	2,084	—	2,084
Shares issued under share-based compensation plans	—	—	426,852	4	(4)	—	—	—	—
Taxes paid related to the net settlement of shares	—	—	(63,924)	—	(137)	—	(137)	—	(137)
Issuance of Series A Preferred Stock, net of issuance costs	26,000	24,253	—	—	—	—	—	—	—
Deemed and imputed dividends on Series A Preferred Stock	—	1,283	—	—	(314)		(314)	—	(314)
Series A Preferred Stock dividends	—	—	—	—	(1,846)	—	(1,846)	—	(1,846)
Balance, September 30, 2020	26,000	$25,536	29,985,763	$300	$84,970	$(55,004)	$30,266	$936	$31,202

See accompanying notes to condensed consolidated financial statements.

CHARAH SOLUTIONS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(20,822)	$(21,922)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,196	17,034
Loss on extinguishment of debt	8,603	—
Impairment expense	6,399	—
Paid-in-kind interest on long-term debt	3,093	—
Amortization of debt issuance costs	396	520
Deferred income tax expense (benefit)	608	(7,503)
Loss on sale of fixed assets	581	1,732
Income from equity method investment	(1,247)	(1,884)
Distributions received from equity investment	1,230	1,650
Non-cash share-based compensation	2,084	1,666
(Gain) loss on interest rate swap	(95)	2,098
Interest accreted on contingent payments for acquisition	143	203
Increase (decrease) in cash due to changes in:
Trade accounts receivable	(15,852)	(7,330)
Contract assets and liabilities	14,904	74,201
Inventory	5,477	10,310
Accounts payable	(3,740)	4,754
Asset retirement obligation	(7,905)	(8,298)
Other assets and liabilities	3,846	2,944
Net cash provided by operating activities	10,899	70,175

Cash flows from investing activities:
Proceeds from the sale of equipment	698	1,672
Purchases of property and equipment	(3,556)	(13,672)
Net cash used in investing activities	(2,858)	(12,000)

Cash flows from financing activities:
Net proceeds from (payments on) line of credit	6,667	(9,584)
Proceeds from long-term debt	18,353	16,907
Principal payments on long-term debt	(21,479)	(62,603)
Payments of debt issuance costs	(1,623)	—
Taxes paid related to net settlement of shares	(137)	(201)
Net proceeds from issuance of convertible Series A Preferred Stock	24,253	—
Distributions to non-controlling interest	(1,036)	(2,008)
Net cash provided by (used in) financing activities	24,998	(57,489)
Net increase in cash, cash equivalents and restricted cash	33,039	686
Cash, cash equivalents and restricted cash, beginning of period	6,128	6,900
Cash, cash equivalents and restricted cash, end of period	$39,167	$7,586

See accompanying notes to condensed consolidated financial statements.

	Nine Months Ended
	September 30,
	2020	2019
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$10,349	8,562
Cash (refunded) paid during the period for taxes	(779)	91

Non-cash investing and financing transactions:
Changes in property and equipment included in accounts payables and accrued expenses	$676	$—
Sale of equipment through the issuance of a note receivable	1,450	—
Series A Preferred Stock dividends payable included in accrued expenses	877	—
Shares issued under share-based compensation plans	4	—
Supplemental Disclosures
As of September 30, 2020, included in the line of credit were gross proceeds from the Revolving Loan of $90,326 and gross payments on the Revolving Loan of $83,659.

See accompanying notes to condensed consolidated financial statements.

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
Business Combinations
On March 30, 2018, Charah Management completed a transaction with SCB Materials International, Inc. and affiliated entities (“SCB”), a previously unrelated third party, pursuant to which Charah Solutions acquired certain assets and liabilities of SCB for a purchase price of $35,000, with $20,000 paid at closing and $15,000 to be paid over time in conjunction with certain performance metrics. The contract also contained various mechanisms for a working capital true-up. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations with the allocation of the purchase price for the acquisition finalized as of March 31, 2019 with the recognized goodwill allocated to the Environmental Solutions segment. In November 2018, the $15,000 to be paid over time was reduced by $3,300. As of September 30, 2020, the present value of these future payments using a discount rate of 2.50% was determined to be $11,624. The Company expects the future payments to occur in 2021 and beyond.
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
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which includes modifications to the limitation on business interest expense and net operating loss carryforward provisions and provides a payment delay of certain employer payroll taxes during 2020. The Company estimates the payment of approximately $9,200 of employer payroll taxes otherwise due in 2020 will be delayed with 50% due by December 31, 2021 and the remaining 50% due by December 31, 2022. The CARES Act is not expected to have a material impact on the Company’s consolidated financial statements.
Our commitment to safety is a core value and an integral component of our culture. As the COVID-19 pandemic continues within the United States and around the world, our highest priority remains the safety of our employees and customers. Our business was built on an unwavering commitment to safety. To that end, we have taken immediate action to protect our employees, our customers, and our business. The mission-critical nature of our and our customers’ operations made it imperative to quickly initiate a series of contingency plans to ensure business continuity for our customers, the vast majority of whom are highly-regulated and who must continue operating to provide safe and reliable power to the country. In March 2020, as a response to the ongoing COVID-19 pandemic, we established a COVID-19 task force to oversee the Company’s initiatives, procedures and responses to address the potential impact of COVID-19. We have implemented measures to manage through possible service interruptions, and we are maintaining real-time communication across our entire organization and with our customers. As of November 10, 2020, we have not had any work stoppages.
With respect to our business operations, we have not observed any significant slowdown in activity on existing job sites as a result of the COVID-19 pandemic at this time and are in continuous communication with our utility customers. We have a shared commitment to partner with them in keeping all employees safe by abiding with their health and hygiene policies and aligning with their health risk mitigation procedures. In April 2020, we implemented a series of preemptive cost cutting and cost savings initiatives across the Company including reductions in employee compensation, reductions in cash-based retainers to our Board of Directors, reduced hiring and significantly reducing discretionary spending including travel restrictions. In addition, we are implementing applicable benefits of the CARES Act. In October 2020, employee compensation and cash-based retainers to our Board of Directors were returned to their pre-COVID-19 pandemic annual base levels.
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
The adoption of ASC 606 had no impact on cash provided by or used in operating, investing, or financing activities on our accompanying unaudited condensed consolidated statement of cash flows and no impact on our unaudited condensed consolidated statement of comprehensive income. The impact of adoption on our unaudited condensed consolidated balance sheet as of September 30, 2020 was as follows:

		Balances Without	Effect of Change
	As Reported	Adoption of ASC 606	Higher / (Lower)
Assets
Accounts receivable, net	$66,422	$70,810	$(4,388)
Contract assets	17,216	12,828	4,388

Liabilities
Contract liabilities	12,061	11,235	826

Equity
Retained losses	$(55,004)	$(54,178)	$(826)
The impact of adoption on our unaudited statement of operations for the three months ended September 30, 2020 was as follows:

		Balances Without	Effect of Change
	As Reported	Adoption of ASC 606	Higher / (Lower)
Statement of Operations
Revenue	$118,715	$119,077	$(362)
Loss before income taxes	(2,915)	(2,553)	(362)
Net loss	(3,523)	(3,161)	(362)
The impact of adoption on our unaudited statement of operations for the nine months ended September 30, 2020 was as follows:

		Balances Without	Effect of Change
	As Reported	Adoption of ASC 606	Higher / (Lower)
Statement of Operations
Revenue	$416,491	$416,813	$(322)
Loss before income taxes	(20,214)	(19,892)	(322)
Net loss	(20,822)	(20,500)	(322)
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
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes. This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The ASU will be effective for annual reporting periods beginning after December 15, 2021 and interim periods in fiscal years beginning after December 15, 2022 and early adoption is permitted. The Company is currently evaluating the impact of ASU No. 2019-12 on its consolidated financial statements.
In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU simplifies the guidance on accounting for convertible debt instruments by removing the separation models for convertible debt with a cash conversion feature and convertible debt with a beneficial conversion feature. As a result, after adopting the ASU’s guidance, entities will not separately present in equity an embedded conversion feature in such debt. Instead, they will account for a convertible debt instrument wholly as debt, and for convertible preferred stock wholly as preferred stock unless certain other conditions are met. Also, the ASU requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will no longer be available. This ASU will be effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently evaluating the impact of ASU No. 2020-06 on its consolidated financial statements.
4. Revenue
We disaggregate our revenue from customers by type of service and by geographic region as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Environmental Solutions
Product sales	$22,940	$28,995	$66,101	$76,397
Construction contracts	21,590	16,841	51,784	63,048
Services	1,270	177	2,442	1,901
Total Environmental Solutions	45,800	46,013	120,327	141,346

Maintenance and Technical Services
Services	72,915	75,100	296,164	263,961
Total Maintenance and Technical Services	72,915	75,100	296,164	263,961
Total revenue	$118,715	$121,113	$416,491	$405,307

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Environmental Solutions
United States	$45,729	$46,013	$119,410	$141,346
Foreign	71	—	917	—
Total Environmental Solutions	45,800	46,013	120,327	141,346

Maintenance and Technical Services
United States	72,915	75,100	296,164	263,961
Total Maintenance and Technical Services	72,915	75,100	296,164	263,961
Total revenue	$118,715	$121,113	$416,491	$405,307
As of September 30, 2020, the Company had remaining performance obligations with an aggregate transactions price of $138,796 on construction contracts for which we recognize revenue over time. We expect to recognize approximately 16% of our remaining performance obligations as revenue during the remainder of 2020, 32% in 2021, 17% in 2022, and 35% thereafter. Revenue associated with our remaining performance obligations includes performance obligations related to our construction contracts. The balance of remaining performance obligations does not include variable consideration that was determined to be constrained as of September 30, 2020. As of September 30, 2020, we included unapproved change orders associated with project scope changes of $2,459 in determining the profit or loss on certain construction contracts. Change orders of $909 were approved subsequent to quarter-end.
5. Balance Sheet Items
Allowance for doubtful accounts
The following table presents the changes in the allowance for doubtful accounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Balance, beginning of period	$249	$—	$146	$—
Add: provision	5	—	124	—
Less: deduction and other adjustments	(2)	—	(18)	—
Balance, end of period	$252	$—	$252	$—
Property and equipment, net
The following table shows the components of property and equipment, net:

	September 30, 2020	December 31, 2019
Plant, machinery and equipment	$79,781	$75,578
Structural fill site improvements	55,760	55,760
Vehicles	18,396	19,163
Office equipment	2,847	2,741
Buildings and leasehold improvements	262	262
Structural fill sites	432	7,110
Construction in progress	7,474	12,324
Total property and equipment	$164,952	$172,938
Less: accumulated depreciation	(100,183)	(87,644)
Property and equipment, net	$64,769	$85,294
Depreciation expense was $4,818 and $3,304 for the three months ended September 30, 2020 and 2019, respectively, and $13,939 and $13,636 for the nine months ended September 30, 2020 and 2019, respectively.
Impairment of Long-Lived Assets Other than Goodwill
Long-lived assets other than goodwill and indefinite-lived intangible assets, held and used by the Company, including property and equipment and long-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company evaluates recoverability of assets to be held and used by comparing the

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
carrying amount of an asset to the future net undiscounted cash flows expected to be generated by the asset to determine if the carrying value is not recoverable. If the carrying value is not recoverable, the Company fair values the asset and compares to the carrying value. If the asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value.
During the three and nine months ended September 30, 2020, as a result of the expiration of the option as discussed below, the Company determined that a triggering event had occurred that indicated that the asset group may not be recoverable as the option expiration led to a significant adverse change in the manner in which the long-lived asset was being used. The Company evaluated the recoverability of the structural fill site assets to be held and used by comparing the carrying amount of the asset group to the future net undiscounted cash flows expected to be generated to determine if the carrying value is not recoverable. The recoverability test indicated that these assets were not recoverable. The fair value of the assets was determined using an income approach of the discounted cash flows expected from the assets and compared to the assets' carrying value, which indicated that the assets were impaired and resulted in an impairment charge. The Company recognized an impairment charge of $6,399 during the three and nine months ended September 30, 2020. The long-lived assets impaired during the three and nine months ended September 30, 2020 had a remaining fair value of $711 prior to the asset retirement obligation reassessment discussed below.
Purchase option liability
As part of the transaction in which BCP acquired a 76% equity position of Charah Management (the “BCP transaction”), Charah recorded the fair value of a bargain purchase liability for options held by a customer and a third party for the structural fill sites. The purchase option liability was calculated as the difference between the estimated fair value of the structural fill sites at the date of the BCP transaction and the option price to be paid by the customer or third party. The purchase options were exercisable after completion of work at the structural fill sites. The options expired without exercise in August 2020, and the remaining purchase option liability was reduced through amortization expense within general and administrative expenses in our unaudited condensed consolidated statement of operations.
The following table reflects activity related to the bargain purchase liability:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Balance, beginning of period	$7,110	$7,110	$7,110	$10,017
Amortization expense	(7,110)	—	(7,110)	(2,907)
Balance, end of period	$—	$7,110	$—	$7,110
Accrued liabilities
The following table shows the components of accrued liabilities:

	September 30, 2020	December 31, 2019
Accrued expenses	$19,309	$20,456
Accrued payroll and bonuses	24,014	13,273
Accrued dividends	877	—
Accrued interest	823	1,761
Accrued liabilities	$45,023	$35,490
Asset Retirement Obligations
The Company owns and operates two structural fill sites that will have continuing maintenance and monitoring requirements subsequent to their closure. As of September 30, 2020 and December 31, 2019, the Company has accrued $6,947 and $15,131, respectively, for the asset retirement obligation.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
The following table reflects the activity for the asset retirement obligation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Balance, beginning of period	$10,948	$20,945	$15,131	$26,065
Liabilities incurred	—	—	—	1,017
Liabilities settled	(2,009)	(3,440)	(6,542)	(10,222)
Change in estimated cash flows	(2,127)	—	(2,127)	—
Accretion	135	262	485	907
Balance, end of period	6,947	17,767	6,947	17,767
Less: current portion	(2,921)	(13,738)	(2,921)	(13,738)
Non-current portion	$4,026	$4,029	$4,026	$4,029
After the expiration of the option and the impairment of the structural fill site assets as discussed above, during the three months ended September 30, 2020, the Company performed a review of the asset retirement obligation to determine if there had been changes in the estimated amount or timing of cash flows. The Company identified a downward adjustment of $2,127 primarily due to the refinement of cost information associated with project bonding and insurance and the decrease in actual closure costs incurred since the site has ceased operations. The Company views the asset retirement obligation and the related structural fill site asset as a single asset so we first recorded a reduction of $279 to the carrying value of the asset and then recorded the excess balance of $1,848 as a reduction to cost of sales in the unaudited condensed consolidated statement of operations.
6. Equity Method Investment
Charah has an investment in a company that provides ash management and remarketing services to the electric utility industry. Charah accounts for its investment under the equity method of accounting because Charah has significant influence over the financial and operating policies of the company. Charah had a receivable due from the equity method investment of $94 and $96 at September 30, 2020 and December 31, 2019, respectively.
Summarized balance sheet information of our equity method investment entity is as follows:

	September 30, 2020	December 31, 2019
Current assets	$2,657	$2,482
Noncurrent assets	310	395
Total assets	$2,967	$2,877
Current liabilities	377	321
Equity of Charah	5,095	5,078
Equity of joint venture partner	(2,505)	(2,522)
Total liabilities and members’ equity	$2,967	$2,877
Summarized financial performance of our equity method investment entity is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue	$2,353	$2,647	$5,377	$7,400
Net income	1,252	1,334	2,495	3,767
Charah Solutions’ share of net income	625	667	1,247	1,884

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
The following table reflects our proportional ownership activity in our investment account:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Opening balance	$4,851	$5,218	$5,078	$5,060
Distributions	(381)	(591)	(1,230)	(1,650)
Share of net income	625	667	1,247	1,884
Closing balance	$5,095	$5,294	$5,095	$5,294

7. Distributions to Stockholders, Receivable from Affiliates, and Related Party Transactions
Prior to the Company’s June 18, 2018 corporate reorganization, the Company made certain distributions to stockholders and members to cover their tax liabilities. As of September 30, 2020 and December 31, 2019, the receivable from affiliates associated with these distributions were $0 and $294, respectively.
ATC Group Services LLC (“ATC”), an entity owned by BCP, our majority stockholder, provided environmental consulting and engineering services at certain service sites. Expenses to ATC were $111 and $205 for the three and nine months ended September 30, 2020, respectively. The Company had $0 receivables outstanding from ATC at September 30, 2020 and December 31, 2019. The Company had payables and accrued expenses, net of credit memos, due to ATC of $87 and $62 at September 30, 2020 and December 31, 2019, respectively.
Brown & Root Industrial Services, LLC (“B&R”), an entity 50% owned by BCP, our majority stockholder, provided subcontracted construction services at one of our remediation and compliance service sites. Expenses to B&R were $0 for the three months ended September 30, 2020 and 2019 and $0 and $1,311 for the nine months ended September 30, 2020 and 2019, respectively. The Company had no receivables outstanding from B&R at September 30, 2020 and December 31, 2019. The Company had payables and accrued expenses, net of credit memos, due to B&R of $0 and $254 at September 30, 2020 and December 31, 2019, respectively.
The Company rented its corporate office through October 2019 through a triple net lease and rented housing at work sites and a condo through March 2020 from Price Real Estate, LLC (“Price Real Estate”), an entity owned by a stockholder of the Company. Rental expense associated with Price Real Estate was $0 and $117 for the three months ended September 30, 2020 and 2019, respectively and $0 and $349 for the nine months ended September 30, 2020 and 2019, respectively. The Company had no receivables outstanding from Price Real Estate at September 30, 2020 and December 31, 2019. The Company had a payable due to Price Real Estate of $0 and $2 at September 30, 2020 and December 31, 2019, respectively.
PriceFlight, LLC (“PriceFlight”), an entity owned by a stockholder of the Company, provided flight services to the Company. Expenses to PriceFlight for flight services were $0 for the three months ended September 30, 2020 and 2019, respectively and $0 and $85 for the nine months ended September 30, 2020 and 2019, respectively.
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

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
8. Goodwill and Intangible Assets
The Company’s goodwill and intangible assets consist of the following:

	September 30, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangibles:
Customer relationships	$78,942	$(28,859)	$78,942	$(22,938)
Technology	2,003	(501)	2,003	(351)
Non-compete and other agreements	289	(289)	289	(253)
SCB trade name	694	(503)	694	(243)
Rail easement	110	(110)	110	(110)
Total	$82,038	$(30,262)	$82,038	$(23,895)

Indefinite-lived intangibles:
Charah trade name	$34,330		$34,330
Goodwill	74,213		74,213
Total	$108,543		$108,543
Definite-Lived Intangible Assets
As of September 30, 2020 and December 31, 2019, definite-lived intangible assets included customer relationships, technology, non-compete and other agreements, the SCB trade name and a rail easement. These assets are amortized on a straight-line basis over their estimated useful lives as shown in the table below. Amortization expense of definite-lived intangibles was $2,215 and $2,094 during the three months ended September 30, 2020 and 2019, respectively, and $6,367 and $6,305 during the nine months ended September 30, 2020 and 2019, respectively.

Definite-Lived Intangible Asset	Useful Life
Customer relationships	10 years
Technology	10 years
Non-compete and other agreements	2 years
SCB trade name	3 years
Rail easement	2 years
Goodwill and Indefinite-Lived Intangible Assets
Goodwill represents the excess purchase price over the fair value of the net assets acquired in a business combination. Our goodwill included in the unaudited condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019 was $74,213. Our intangible assets, net as of September 30, 2020 and December 31, 2019 include a trade name valued at $34,330 that is considered to have an indefinite life.
Goodwill and indefinite-lived intangible assets are not amortized, but instead are tested for impairment annually or more often if events or changes in circumstances indicate that the fair value of the asset may have decreased below its carrying value. We perform our impairment test effective October 1st of each year and evaluate for impairment indicators between annual impairment tests. The Company identified a triggering event during the quarter ended June 30, 2020 for the Environmental Solutions reporting unit that was primarily attributable to the declining macroeconomic environment resulting from the COVID-19 pandemic and its potential impact on the Company and its industry. The Company performed the impairment analysis for the Environmental Solutions reporting unit and determined that no impairment of goodwill occurred as a result of this triggering event. The Environmental Solutions reporting unit’s fair value, as calculated, was approximately 6.0% greater than its book value as of June 1, 2020, the date of our impairment analysis. We determined that there were no additional indicators of impairment at September 30, 2020 in the Environmental Solutions or Maintenance and Technical Services reporting units.
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
•a term loan of $205,000 (the “Closing Date Term Loan”); and
•a commitment to loan up to a further $25,000 in term loans, which expired in March 2020 (the “Delayed Draw Commitment” and the term loans funded under such Delayed Draw Commitment, the “Delayed Draw Term Loan,” together with the Closing Date Term Loan, the “Term Loan”).
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
The Revolving Loan provides a principal amount of up to $50,000, reduced by outstanding letters of credit. As of September 30, 2020, $25,667 was outstanding on the Revolving Loan and $15,479 of letters of credit were outstanding.
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

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
In addition, pursuant to the terms of the Second Amendment, the Credit Facility was amended to revise the required financial covenant ratios, which have been modified as described below. As consideration for these accommodations, we agreed that amounts borrowed pursuant to the Delayed Draw Commitment would not exceed $15,000 at any one time outstanding (without reducing the overall Delayed Draw Commitment amount). Further, the margin of interest charged on all outstanding loans was increased to 4.00% for loans based on LIBOR and 3.00% for loans based on the alternative base rate. The Second Amendment revised the amount of (i) the commitment fees to 0.35% at all times for the unused portions of the Credit Facility and (ii) fees on outstanding letters of credit to 3.35% at all times. The Second Amendment also added a requirement to make two additional scheduled prepayments of outstanding loans under the Credit Facility, including a payment of $50,000 on or before September 13, 2019 and an additional payment of $40,000 on or before March 31, 2020. The $50,000 payment was made before September 13, 2019, using proceeds of the Brickhaven deemed termination payment. The Second Amendment required us to pay the Administrative Agent an amendment fee in an amount equal to 1.00% of the total credit exposure under the Credit Facility immediately prior to the effectiveness of the Second Amendment, with such fee due and payable on August 16, 2020, provided that the Credit Facility had not been terminated prior to such date.
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
Our ability to comply with such financial covenants is dependent upon the Company’s forecasted leverage and adjusted EBITDA for the applicable periods, which could be adversely impacted by the effects of COVID-19 or other unforeseen factors. Our financial forecasts, which we believe are reasonable given current market conditions, indicate that the Company will be in compliance with all financial covenants through the one-year period following the issuance of these financial statements. Those financial forecasts are highly dependent upon the demand for our byproduct sales, timing in new contract awards and timing of completion of existing work. The current pandemic is making it more difficult to forecast future results and as a result, it may have a significant impact on the Company’s results of operations, financial position, liquidity or capital resources. These significant risks may also have an adverse impact and cause us to not be in compliance with our financial covenants. If we are not in compliance with our financial covenants, the Company could be required to seek waivers, forbearance or amendments from the Administrative Agent. There can be no assurance that we could obtain such waivers, forbearance, or amendments as any future agreements with the Administrative Agent is not considered to be in the Company’s control. In the event that we are unable to comply in the future with such financial covenants upon delivery of our financial statements pursuant to the terms of the Credit Facility, an Event of Default (as defined in the Credit Facility) will have occurred and the Administrative Agent can then, following a specified cure period, declare the unpaid principal amount of all outstanding loans, all interest accrued and unpaid thereon, and all other amounts payable to be immediately due and payable by the Company.
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
Under the Third Amendment, the Company has agreed to make monthly amortization payments in respect of term loans beginning in April 2020, and to move the maturity date for all loans under the Credit Facility to July 31, 2022 (the “Maturity Date”). In addition, if at any time the outstanding principal amount of the Delayed Draw Term Loan exceeds $10,000, we will incur additional interest at a rate equal to 10.0% per annum on all daily average amounts exceeding $10,000 which was paid at March 31, 2020 and will be payable at the Maturity Date. Further, the Third Amendment requires mandatory prepayments of revolving loans with any cash held by the Company in excess of $10,000, which excludes the amount of proceeds received in respect of the Preferred Stock Offering (as defined below) to the extent such funds are used for liquidity and general corporate purposes. The Company has also agreed to an increase of four percent (4%) to the interest rate applicable to the Closing Date Term Loan that will be compounded monthly and paid in-kind by adding such portion to the outstanding principal amount.
As a condition to entering into the Second Amendment, we are required to pay the Administrative Agent an amendment fee (the “Second Amendment Fee”) in an amount equal to 1.50% of the total credit exposure under the Credit Facility, immediately prior to the effectiveness of the Second Amendment. Of the Second Amendment Fee, 0.50% was due and paid on October 15, 2019 and 1.00% of such Second Amendment Fee was paid on August 16, 2020. We are also required to pay the Administrative Agent an amendment fee associated with the Third Amendment (the “Third Amendment Fee”) in an amount equal to 0.20% of the total credit exposure under the Credit Facility, immediately prior to the effectiveness of the Third Amendment, with such Third Amendment Fee paid on June 30, 2020. Finally, we will pay

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
an additional fee with respect to the Third Amendment in the amount of $2,000 with such fee being due and payable on the Maturity Date; provided that if the facility is terminated by December 31, 2020, 50% of this fee shall be waived.
In accordance with ASC 470, Debt, the Company calculated the present value of the cash flows for purposes of applying the 10% cash flow test for the Third Amendment and concluded that the original and new debt instruments were substantially different, necessitating that the Third Amendment be accounted for as an extinguishment. The Company capitalized third-party fees of $1,623 associated with the Third Amendment that will be amortized prospectively through interest expense, net in the consolidated statement of operations using the effective interest method through the Maturity Date. Fees payable to the lenders (as discussed above) of $5,162 were associated with the extinguishment of the old debt instrument and included in loss on extinguishment of debt in the accompanying unaudited condensed consolidated statements of operations. The Company wrote-off unamortized debt issuance costs of $3,441, which is included in loss on extinguishment of debt in the accompanying unaudited condensed consolidated statements of operations.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
10. Notes Payable
The following table summarizes the major components of debt at each balance sheet date and provides maturities and interest rate ranges for each major category as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Various equipment notes entered into in November 2017, payable in monthly installments ranging from $6 to $24, including interest at 5.2%, maturing in December 2022 through December 2023. The notes are secured by equipment with a net book value of $2,457 as of September 30, 2020.	$3,142	$3,937
Various equipment notes entered into in 2018, payable in monthly installments ranging from $1 to $39, including interest ranging from 5.6% to 6.8%, maturing in March 2023 through May 2025. The notes are secured by equipment with a net book value of $8,250 as of September 30, 2020.	8,953	10,429
Various equipment notes entered into in 2019, payable in monthly installments ranging from $2 to $23, including interest ranging from 3.9% to 6.4%, maturing in April 2021 through December 2024. The notes are secured by equipment with a net book value of $3,734 as of September 30, 2020.	3,705	4,333
Various equipment notes entered into in 2020, payable in monthly installments ranging from $9 to $10, including interest of 5.4%, maturing in August 2025. The notes are secured by equipment with a net book value of $1,722 as of September 30, 2020.	1,561	—
In June 2018, the Company entered into a $12,000 non-revolving credit note with a bank. The credit note converted to a term loan on April 10, 2019 and was amended in November 2019, December 2019 and April 2020. Pursuant to the terms of the amendment, this loan was amended to require a maturity date of December 31, 2020 and interest on borrowings to be calculated at a fixed rate per annum equal to 5.9%. The note is secured by equipment with a net book value of $7,012 as of September 30, 2020.	5,791	9,900
In July 2019, the Company entered into a commercial insurance premium financing agreement, payable in monthly installments of $169, including interest of 4.4%, that matured in March 2020.	—	506
Various commercial insurance premium financing agreements entered into in 2020, payable in monthly installments ranging from $22 to $126, including interest ranging from 3.4% to 3.8%, maturing in February and March 2021.	1,059	—
A $10,000 equipment line with a bank, entered into in December 2017, secured by all equipment purchased with the proceeds of the loan. Interest is calculated on any outstanding amounts using a fixed rate of 4.5%. The equipment line converted to a term loan in September 2018, with a maturity date of June 22, 2023. The term loan is secured by equipment with a net book value of $5,217 as of September 30, 2020.	6,282	7,719
Pursuant to the terms of the Third Amendment, the Closing Date Term Loan and the Delayed Draw Term Loan entered into in September 2018 as part of the syndicated Credit Facility (see also Note 9), maturing July 2022. The interest rate applicable to the Closing Date Term Loan and the Delayed Draw Term Loan is based on a fluctuating rate of interest measured by reference to, at the Company’s election, either (i) the Eurodollar rate, currently the LIBOR rate, or (ii) an alternative base rate. With respect to the Closing Date Term Loan, principal payments required are $1,153 monthly from October 2020 through December 2020, $1,280 monthly from January 2021 through December 2021, and $1,500 monthly thereafter. With respect to the Delayed Draw Term Loan, principal payments required are $833 monthly from October 2020 through March 2021. Beginning in April 2021, the then outstanding principal balance of the Delayed Draw Term Loan will be payable in sixteen equal installments monthly thereafter. The term loan is secured by substantially all the assets of the Company and is subject to certain financial covenants.
	157,593	152,188
Total	188,086	189,012
Less debt issuance costs	(1,227)	(3,441)
	186,859	185,571
Less current maturities	(37,873)	(34,873)
Notes payable due after one year	$148,986	$150,698

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
11. Mezzanine Equity
As a condition to the Third Amendment in March 2020, the Company entered into an agreement with an investment fund affiliated with BCP to sell 26 (twenty-six thousand) shares of Series A Preferred Stock, par value $0.01 per share (the “Preferred Stock”), with an initial aggregate liquidation preference of $26,000, net of a 3% Original Issue Discount (“OID”) of $780 for net proceeds of $25,220 in a private placement (the “Preferred Stock Offering”). Proceeds from the Preferred Stock Offering will be used for liquidity and general corporate purposes. In connection with the issuance of the Preferred Stock, the Company incurred direct expenses of $966, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. The Preferred Stock was initially recorded net of OID and direct expenses, which will be accreted through paid-in-capital as a deemed dividend from the date of issuance through the first possible known redemption date, March 16, 2023. As of September 30, 2020, the Company had accrued dividends of $877 associated with the Preferred Stock, which was recorded at a fair value of $877 using observable information for similar items and is classified as a level 2 fair value measurement.
Dividend Rights The Preferred Stock ranks senior to the Company’s common stock, with respect to dividend rights and rights on the distribution of assets in any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Preferred Stock had an initial liquidation preference of $1 (one thousand dollars) per share.
The holders of the Preferred Stock are entitled to a cumulative dividend paid in cash at the rate of 10.0% per annum, payable on a quarterly basis. If we do not declare and pay a dividend to the holders of the Preferred Stock, the dividend rate will increase to 13.0% per annum and the dividends are paid-in-kind by adding such amount to the liquidation preference. The Company’s intention is to pay dividends in-kind for the foreseeable future. The dividend rate will increase to 16.0% per annum upon the occurrence and during the continuance of an event of default. As of September 30, 2020, the liquidation preference of the Preferred Stock was $27,878.
Conversion Features The Preferred Stock is convertible at the option of the holders at any time on and subsequent to the three-month anniversary of the date of issuance into shares of common stock at a conversion price of $2.77 per share (the “Conversion Price”), which represents a 30% premium to the 20-day volume-weighted average price ended March 4, 2020. As of September 30, 2020, the maximum number of common shares that could be required to be issued if converted is 10,064 (ten million, sixty-four thousand). The conversion rate is subject to the following customary anti-dilution and other adjustments:
•the issuance of common stock as a dividend or the subdivision, combination, or reclassification of common stock into a greater or lesser number of shares of common stock;
•the dividend, distribution or other issuance of rights, options or warrants to holders of common stock entitling them to subscribe for or purchase shares of common stock at a price per share that is less than the market value for such issuance;
•the issuance of a dividend or similar distribution in-kind, which can include shares of any class of capital stock, evidences of the Company’s indebtedness, assets or other property or securities, to holders of common stock;
•a transaction in which a subsidiary of the Company ceases to be a subsidiary of the Company as a result of the distribution of the equity interests of the subsidiary to the holders of the Company’s common stock; and
•the payment of a cash dividend to the holders of common stock.
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
On or subsequent to the seven-year anniversary of the date of issuance, the holders have the right, subject to applicable law, to require the Company to redeem the Preferred Stock, in whole or in part, into cash consideration equal to the liquidation preference, plus all accrued and unpaid dividends, from any source of funds legally available for such purpose.
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
     As of both September 30, 2020 and December 31, 2019, the notional amount of the interest rate swap was $150,000. A fair value liability of $1,021 and $1,116 was recorded within other current liabilities in the unaudited condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively. The total amount of gain (loss) included in interest expense, net in the unaudited condensed consolidated statements of operations was $65 and $(302) for the three months ended September 30, 2020 and 2019, respectively, and $95 and $(2,098) for the nine months ended September 30, 2020 and 2019, respectively.
13. Contract Assets and Liabilities
The timing of revenue recognition, billings and cash collections results in accounts receivable, contract assets, and contract liabilities on the unaudited condensed consolidated balance sheets.
Our contract assets are as follows:

	September 30, 2020	December 31, 2019
Costs and estimated earnings in excess of billings	$12,828	$19,256
Retainage	4,388	1,385
Total contract assets	$17,216	$20,641

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
Our contract liabilities are as follows:

	September 30, 2020	December 31, 2019
Deferred revenue	$826	$505
Billings in excess of costs and estimated earnings	11,235	77
Total contract liabilities	$12,061	$582
We recognized revenue of $159 and $582 for the three and nine months ended September 30, 2020, respectively, that was previously included in contract liabilities at December 31, 2019. The increase in contract liabilities was primarily due to an increase in billings in excess of costs and estimated earnings associated with billings during the three and nine months ended September 30, 2020 for a specific remediation and compliance project.
Costs and estimated earnings on uncompleted contracts are as follows:

	September 30, 2020	December 31, 2019
Costs incurred on uncompleted contracts	$110,624	$65,343
Estimated earnings	15,221	9,618
Total costs and estimated earnings	125,845	74,961
Less billings to date	(124,252)	(55,782)
Costs and estimated earnings in excess of billings	$1,593	$19,179
    The net balance in process classified on the unaudited condensed consolidated balance sheets is as follows:

	September 30, 2020	December 31, 2019
Costs and estimated earnings in excess of billings	$12,828	$19,256
Billings in excess of costs and estimated earnings	(11,235)	(77)
Net balance in process	$1,593	$19,179
Anticipated losses on long-term contracts are recognized when such losses become evident. As of September 30, 2020 and December 31, 2019, accruals for anticipated losses on long-term contracts were $189 and $322, respectively.
14. Stock/Unit-Based Compensation
The Company adopted the Charah Solutions, Inc. 2018 Omnibus Incentive Plan (the “2018 Plan”), pursuant to which employees, consultants, and directors of the Company and its affiliates, including named executive officers, are eligible to receive awards. The 2018 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, bonus stock, dividend equivalents, other stock-based awards, substitute awards, annual incentive awards, and performance awards intended to align the interests of participants with those of Company's stockholders. The Company has reserved 3,007 shares of common stock for issuance under the 2018 Plan.
During the three and nine months ended September 30, 2020, the Company granted 0 and 542 restricted stock units (“RSUs”), respectively, under the 2018 Plan that have time-based vesting requirements. Of the RSUs granted during the nine months ended September 30, 2020, 15 vest at the end of an eleven-month period, 90 vest at the end of a one-year period, and 437 vest in equal annual installments over three years. The fair value of these RSUs is based on the market price of the Company’s shares on the grant date.
During the three and nine months ended September 30, 2020, the Company granted 0 and 228 performance share units (“PSUs”), respectively, under the 2018 Plan that cliff vest after three years. The vesting of these PSUs is dependent upon the following performance goals during the period January 1, 2020 through December 31, 2022 (the “Performance Period”): (i) the relative total stockholder return (“TSR”) percentile ranking of the Company as compared to the specified performance peer group and (ii) cumulative revenue. Each performance goal is weighted at 50% in determining the number of PSUs that become earned PSUs. The maximum number of earned PSUs for the Performance Period is 200% of the target number of PSUs. The total compensation cost we will recognize under the PSUs will be determined using the Monte Carlo valuation methodology, which factors in the value of the TSR market condition when determining the grant date fair value of the PSU. Compensation cost for each PSU is recognized during the Performance Period based on the probable achievement of the two performance criteria. The PSUs are converted into shares of our common stock at the time the PSU award value is finalized.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
A summary of the Company’s non-vested share activity for the nine months ended September 30, 2020 is as follows:

	Restricted Stock		Performance Stock		Total
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2019	1,120	$6.87	301	$6.14	1,421	$6.72
Granted	542	1.74	228	1.28	770	1.60
Forfeited	(71)	8.86	(15)	6.19	(86)	8.40
Vested	(426)	4.82	—	—	(426)	4.82
Balance as of September 30, 2020	1,165	$4.79	514	$3.98	1,679	$4.54

	Restricted Stock		Performance Stock		Total
	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2019	0.99	$2,731	2.25	$733	1.26	$3,464

Balance as of September 30, 2020	1.04	$3,578	1.94	$1,576	1.32	$5,154
Stock-based compensation expense related to the restricted stock issued was $448 and $538 during the three months ended September 30, 2020 and 2019, respectively, and $1,647 and $1,402 during the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, total unrecognized stock-based compensation expense related to non-vested awards of restricted stock, net of estimated forfeitures, was $1,548, and is expected to be recognized over a weighted-average period of 1.31 years. The total fair value of awards vested for the three and nine months ended September 30, 2020 was $0 and $2,054, respectively.
Stock-based compensation expense related to the performance stock issued was $166 and $121 during the three months ended September 30, 2020 and 2019, respectively, and $437 and $264 during the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, total unrecognized stock-based compensation expense related to non-vested awards of performance stock, net of estimated forfeitures, was $1,045, and is expected to be recognized over a weighted-average period of 1.74 years.
15. Commitments and Contingencies
We are party to a lawsuit filed against North Carolina by an environmental advocacy group alleging that the issuance by the state of certain permits associated with our Brickhaven clay mine reclamation site exceeded the state’s power. Although the state’s authority to issue the bulk of the permits (i.e., the allowance to reclaim the original site with coal ash) was upheld, the portion of the permits that allows us to “cut and prepare” an additional portion of the site was held by the North Carolina Superior Court to exceed the relevant agency’s statutory authority. The North Carolina Superior Court’s decision was reversed and remanded back to the North Carolina Office of Administrative Hearing (“NCOAH”) due to the North Carolina Superior Court’s having used an improper standard of review. While the NCOAH upheld the state’s authority to issue the bulk of the permits, it too held that a portion of the permits that allowed us to “cut and prepare” an additional portion of the site exceeded the relevant agency’s authority. We have filed a petition for judicial review with the North Carolina Superior Court. All customer-related work at the Brickhaven site has been completed.
Allied Power Services, LLC and its affiliate, Allied Power Resources, LLC, have been named in a collective action lawsuit filed in the U.S. District Court for the Northern District of Illinois, alleging violations of the Fair Labor Standards Act, and which includes related class claims alleging violations of the Illinois Minimum Wage Law and the Pennsylvania Minimum Wage Act for failure to pay overtime. This case is one of a series filed against companies in the oil, gas and energy industries in Illinois and Texas. The parties mediated this case in November 2018 and reached a settlement. On July 15, 2020, the court granted final approval of the settlement and the settlement payments will occur in January and April of 2021.
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
The accounting policies applied to determine the segment information are the same as those described under “Critical Accounting Policies and Estimates” in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019. Management evaluates the performance of each segment based on segment gross profit, which is calculated as revenue less cost of sales. For the three and nine months ended September 30, 2020 and 2019, there were no intersegment revenue or other intersegment transactions. Segment assets are also evaluated by management based on each segment’s investment in property and equipment. Assets (other than property and equipment and goodwill) are not allocated to segments.
Summarized financial information with respect to the reportable segments is as follows:

Three Months Ended September 30, 2020	ES	M&TS	All Other	Total
Segment revenue	$45,800	$72,915	$—	$118,715
Segment gross profit	6,483	5,560	—	12,043
Segment depreciation and amortization expense	(4,761)	2,656	2,027	(78)
Expenditures for segment assets	605	1,042	305	1,952

Three Months Ended September 30, 2019	ES	M&TS	All Other	Total
Segment revenue	$46,013	$75,100	$—	$121,113
Segment gross profit	6,789	7,070	—	13,859
Segment depreciation and amortization expense	1,394	2,014	1,991	5,399
Expenditures for segment assets	1,933	248	—	2,181

Nine Months Ended September 30, 2020	ES	M&TS	All Other	Total
Segment revenue	$120,327	$296,164	$—	$416,491
Segment gross profit	14,568	19,006	—	33,574
Segment depreciation and amortization expense	(423)	7,649	5,970	13,196
Expenditures for segment assets	1,664	1,554	338	3,556

Nine Months Ended September 30, 2019	ES	M&TS	All Other	Total
Segment revenue	$141,346	$263,961	$—	$405,307
Segment gross profit	5,868	21,305	—	27,173
Segment depreciation and amortization expense	5,084	5,980	5,970	17,034
Expenditures for segment assets	8,890	4,750	32	13,672

As of September 30, 2020	ES	M&TS	All Other	Total
Segment property and equipment, net	$34,948	$29,612	$209	$64,769
Segment goodwill	57,591	16,622	—	74,213

As of December 31, 2019	ES	M&TS	All Other	Total
Segment property and equipment, net	$47,856	$37,251	$187	$85,294
Segment goodwill	57,591	16,622	—	74,213

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
The following is a reconciliation of segment gross profit to net loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Segment gross profit	$12,043	$13,859	$33,574	$27,173
General and administrative expenses	(4,853)	(14,096)	(27,246)	(45,481)
Impairment expense	(6,399)	—	(6,399)	—
Interest expense, net	(4,331)	(3,833)	(12,787)	(12,987)
Loss on extinguishment of debt	—	—	(8,603)	—
Income from equity method investment	625	667	1,247	1,884
Income tax (expense) benefit	(608)	1,100	(608)	7,489
Net loss	$(3,523)	$(2,303)	$(20,822)	$(21,922)
The following is a reconciliation of segment assets to total assets as of:

	September 30, 2020	December 31, 2019
Segment property and equipment, net	$64,769	$85,294
Segment goodwill	74,213	74,213
Non-segment assets	232,586	196,249
Total assets	$371,568	$355,756
17. Income Taxes
The Company had income tax expense of $608 for the three and nine months ended September 30, 2020, respectively, due to adjustments to the valuation allowance on deferred tax assets. For the three and nine months ended September 30, 2019, the Company’s income tax benefit was $1,100 and $7,489, respectively.
The effective income tax rate for the period was 27.3% without regard to the impact of the valuation allowance and includes the effect of state income taxes, nondeductible items and benefits for non-controlling interests. The Company’s income is subject to a federal statutory rate of 21% and an estimated state statutory rate of 6.6% prior to considering the valuation allowance.
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
At September 30, 2020, deferred tax liabilities, net of deferred tax assets, was $2,214. A valuation allowance has been recorded for the deferred tax assets as the Company has determined that it is not more likely than not that the tax benefits related to all the deferred tax assets will be realized. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance on its deferred tax assets.
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

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
Basic and diluted loss per share is determined using the following information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator:
Net loss attributable to Charah Solutions, Inc.	$(4,216)	$(3,313)	$(22,002)	$(24,158)
Deemed and imputed dividends on Series A Preferred Stock	(147)	—	(314)	—
Series A Preferred Stock dividends	(877)	—	(1,846)	—
Net loss attributable to common stockholders	(5,240)	(3,313)	(24,162)	(24,158)

Denominator:
Weighted-average shares outstanding	29,986	29,605	29,853	29,452
Dilutive share-based awards	—	—	—	—
Total weighted-average shares outstanding, including dilutive shares	29,986	29,605	29,853	29,452

Basic loss per share	$(0.17)	$(0.11)	$(0.81)	$(0.82)
Diluted loss per share	$(0.17)	$(0.11)	$(0.81)	$(0.82)
The holders of the Preferred Stock have nonforfeitable rights to common stock dividends or common stock dividend equivalents. Accordingly, the Preferred Stock qualifies as participating securities.
As a result of the net loss per share for the three and nine months ended September 30, 2020 and 2019, the inclusion of all potentially dilutive shares would be anti-dilutive. Therefore, dilutive shares of 11,430 and 1,510 were excluded from the computation of the weighted-average shares for diluted net loss per share for the three months ended September 30, 2020 and 2019, respectively, and dilutive shares of 8,453 and 1,299 were excluded from the computation of the weighted-average shares for diluted net loss per share for the nine months ended September 30, 2020 and 2019, respectively.
A summary of securities excluded from the computation of diluted earnings per share is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Diluted earnings per share:
Anti-dilutive restricted and performance stock units	1,679	1,510	1,494	1,299
Anti-dilutive Series A Preferred Stock convertible into common stock	9,751	—	6,959	—
Potentially dilutive securities, excluded as anti-dilutive	11,430	1,510	8,453	1,299

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the historical financial statements and related notes included in Part I, “Item 1. Financial Statements” of this Quarterly Report. This discussion contains “forward‑looking statements” reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward‑looking statements due to a number of factors. Factors that could cause or contribute to such differences include, but are not limited to, public health threats or outbreaks of communicable diseases, such as the ongoing novel coronavirus “COVID-19” pandemic and its impact on our business, customers, employees or customers' facilities, capital expenditures, economic and competitive conditions, and regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this Quarterly Report. Please read “Cautionary Note Regarding Forward‑Looking Statements” included elsewhere in this Quarterly Report. Except as otherwise required by applicable law, we assume no obligation to update any of these forward‑looking statements.
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
In light of the uncertain and rapidly evolving situation relating to the COVID-19 pandemic, in April 2020, we implemented a series of preemptive cost-cutting and cost savings initiatives across the Company including reductions in employee compensation, reductions in cash-based retainers to our Board of Directors, reduced hiring and significantly reducing discretionary spending including travel restrictions. In addition, we are implementing applicable benefits of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). In October 2020, employee compensation and cash-based retainers to our Board of Directors were returned to their pre-COVID-19 pandemic annual base levels.
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
The COVID-19 pandemic presents potential new risks to the Company’s business. A sustained downturn may result in the carrying value of our long-lived assets exceeding their fair value, which may require us to recognize an impairment to those assets. Furthermore, delays in customer payments for our services may impact the collectability of our trade accounts receivable. The COVID-19 pandemic has caused logistical and other challenges to date and may continue to have an effect on demand for our byproduct sales, which is largely driven by the amount of construction activity, and on remediation and compliance services projects, due to delays in new contract awards.
Despite improvements in operating income during the three months ended September 30, 2020 and reductions in operating loss during the nine months ended September 30, 2020, as further discussed below, our results were still driven by the timing of our contract awards and the commencement and progress of work awarded under contract. In addition, during the three months ended September 30, 2020, our byproduct sales offerings were adversely impacted by the COVID-19 pandemic and two hurricanes that disrupted plant operations. Revenue generated from new awards won prior to 2019, during 2019 and during the nine months ended September 30, 2020 was not sufficient to offset the impact of projects completed during 2019 and 2020 to date. Revenue contributions from these new awards will continue to be recognized in the fourth quarter of 2020 and beyond.
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
Environmental Solutions. Our Environmental Solutions segment includes remediation and compliance services, as well as byproduct sales. Remediation and compliance services are associated with our customers’ need for multi-year environmental improvement and sustainability initiatives, whether driven by regulatory requirements, by power generation customers' initiatives, by our proactive engagement or by consumer expectations and standards. Byproduct sales support both our power generation customers’ desire to recycle their recurring and legacy volumes of coal combustion residuals (“CCRs”), commonly known as coal ash, and our ultimate end customers’ need for high-quality, cost-effective raw material substitutes.
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
We define Adjusted EBITDA as net loss attributable to Charah Solutions, Inc. before loss on extinguishment of debt, impairment expense, interest expense, income taxes, depreciation and amortization, equity-based compensation, non-recurring legal costs and expenses and start-up costs, the Brickhaven contract deemed termination revenue reversal, and transaction-related expenses and other items. Adjusted EBITDA margin represents the ratio of Adjusted EBITDA to total revenue. See “—Non-GAAP Financial Measures” below for more information and a reconciliation of Adjusted EBITDA to net loss attributable to Charah Solutions, Inc., the most directly comparable financial measure calculated and presented in accordance with GAAP.
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
Results of Operations
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

	Three Months Ended
	September 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Revenue:
Environmental Solutions	$45,800	$46,013	$(213)	(0.5)%
Maintenance and Technical Services	72,915	75,100	(2,185)	(2.9)%
Total revenue	118,715	121,113	(2,398)	(2.0)%
Cost of sales	106,672	107,254	(582)	(0.5)%
Gross Profit:
Environmental Solutions	6,483	6,789	(306)	(4.5)%
Maintenance and Technical Services	5,560	7,070	(1,510)	(21.4)%
Total gross profit	12,043	13,859	(1,816)	(13.1)%
General and administrative expenses	4,853	14,096	(9,243)	(65.6)%
Impairment expense	6,399	—	6,399	100.0%
Operating income (loss)	791	(237)	1,028	433.8%
Interest expense, net	(4,331)	(3,833)	(498)	(13.0)%
Income from equity method investment	625	667	(42)	(6.3)%
Loss before taxes	(2,915)	(3,403)	488	14.3%
Income tax expense (benefit)	608	(1,100)	1,708	(155.3)%
Net loss	(3,523)	(2,303)	(1,220)	(53.0)%
Less income attributable to non-controlling interest	693	1,010	(317)	(31.4)%
Net loss attributable to Charah Solutions, Inc.	(4,216)	(3,313)	(903)	(27.3)%
Deemed and imputed dividends on Series A Preferred Stock	(147)	—	(147)	(100.0)%
Series A Preferred Stock dividends	(877)	—	(877)	(100.0)%
Net loss attributable to common stockholders	$(5,240)	$(3,313)	$(1,927)	(58.2)%
    Revenue. Revenue decreased $2.4 million, or 2.0%, for the three months ended September 30, 2020 to $118.7 million as compared to $121.1 million for the three months ended September 30, 2019, primarily driven by decreases in revenue in the Maintenance and Technical Services segment. The change in revenue by segment was as follows:
    Environmental Solutions Revenue. Environmental Solutions segment revenue decreased $0.2 million, or 0.5%, for the three months ended September 30, 2020 to $45.8 million as compared to $46.0 million for the three months ended September 30, 2019. The decrease in revenue was primarily driven by a decrease in byproduct sales offerings driven by lower plant productions that we believe was due to lower demand as a result of the COVID-19 pandemic and two hurricanes that disrupted plant operations as compared to the third quarter of 2019 partially offset by new project work within our remediation and compliance service component.
    Maintenance and Technical Services Revenue. Maintenance and Technical Services segment revenue decreased $2.2 million, or 2.9%, for the three months ended September 30, 2020 to $72.9 million as compared to $75.1 million for the three months ended September 30, 2019. The decrease in revenue was primarily attributable to less nuclear outage work in the three months ended September 30, 2020, partially offset by an increase in revenue from our fossil services offerings.
    Gross Profit. Gross profit decreased $1.8 million, or 13.1%, for the three months ended September 30, 2020 to $12.0 million as compared to $13.9 million for the three months ended September 30, 2019, primarily driven by a decrease in gross profit in the Maintenance and Technical Services segment. As a percentage of revenue, gross profit was 10.1% and 11.4% for the three months ended September 30, 2020 and 2019, respectively. The change in gross profit by segment was as follows:

    Environmental Solutions Gross Profit. Gross profit for our Environmental Solutions segment decreased $0.3 million, or 4.5%, for the three months ended September 30, 2020 to $6.5 million as compared to $6.8 million for the three months ended September 30, 2019. The decrease in gross profit was primarily driven by a decrease in revenue associated with our byproduct sales offerings partially offset by an increase in revenue within our remediation and compliance service component and an increase in gross profit from a $1.8 million reduction in our asset retirement obligation resulting from changes in the estimated timing and cash flows associated with our future obligations.
    Maintenance and Technical Services Gross Profit. Gross profit for our Maintenance and Technical Services segment decreased $1.5 million, or 21.4%, for the three months ended September 30, 2020 to $5.6 million as compared to $7.1 million for the three months ended September 30, 2019. The decrease in gross profit was primarily attributable to a decrease in gross profit from our fossil services offerings.
    General and Administrative Expenses. General and administrative expenses decreased $9.2 million, or 65.6%, for the three months ended September 30, 2020 to $4.9 million as compared to $14.1 million for the three months ended September 30, 2019. The decrease was primarily attributable to a $7.1 million reduction in expense from the expiration of our purchase option liability during the current period, reductions in staff, cost-cutting measures implemented in April 2020 in response to the COVID-19 pandemic, and lower transaction costs in the current period related to the Credit Facility as discussed below in “—Liquidity and Capital Resources—Our Debt Agreements—Existing Credit Facility.”
    Impairment Expense. Impairment expense increased $6.4 million for the three months ended September 30, 2020 due to the expiration of the purchase option liability that resulted in a non-cash impairment charge related to the associated land asset.
Interest Expense, Net. Interest expense, net increased $0.5 million, or 13.0%, for the three months ended September 30, 2020 to $4.3 million as compared to $3.8 million for the three months ended September 30, 2019. The increase was primarily attributable to higher debt balances and paid in-kind interest related to the amendments to the Credit Facility as discussed below “—Liquidity and Capital Resources—Our Debt Agreements—Existing Credit Facility.”
    Income Tax Expense (Benefit). Income tax expense increased by $1.7 million to $0.6 million for the three months ended September 30, 2020 as compared to an income tax benefit of $1.1 million for the three months ended September 30, 2019 as we recorded expense in the current period due to limitations of the utilization of state net operating losses against the reversal of deferred tax liabilities. In addition, we did not record an income tax benefit in the current period as a result of the full valuation allowance recorded by the Company for the year ended December 31, 2019
    Net Loss. Net loss increased $1.2 million, or 53.0%, for the three months ended September 30, 2020 to $3.5 million as compared to $2.3 million for the three months ended September 30, 2019.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

	Nine Months Ended
	September 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Revenue:
Environmental Solutions	$120,327	$141,346	$(21,019)	(14.9)%
Maintenance and Technical Services	296,164	263,961	32,203	12.2%
Total revenue	416,491	405,307	11,184	2.8%
Cost of sales	382,917	378,134	4,783	1.3%
Gross Profit:
Environmental Solutions	14,568	5,868	8,700	148.3%
Maintenance and Technical Services	19,006	21,305	(2,299)	(10.8)%
Total gross profit	33,574	27,173	6,401	23.6%
General and administrative expenses	27,246	45,481	(18,235)	(40.1)%
Impairment expense	6,399	—	6,399	100.0%
Operating loss	(71)	(18,308)	18,237	99.6%
Interest expense, net	(12,787)	(12,987)	200	1.5%
Loss on extinguishment of debt	(8,603)	—	(8,603)	(100.0)%
Income from equity method investment	1,247	1,884	(637)	(33.8)%
Loss before taxes	(20,214)	(29,411)	9,197	31.3%
Income tax expense (benefit)	608	(7,489)	8,097	(108.1)%
Net loss	(20,822)	(21,922)	1,100	5.0%
Less income attributable to non-controlling interest	1,180	2,236	(1,056)	(47.2)%
Net loss attributable to Charah Solutions, Inc.	(22,002)	(24,158)	2,156	8.9%
Deemed and imputed dividends on Series A Preferred Stock	(314)	—	(314)	(100.0)%
Series A Preferred Stock dividends	(1,846)	—	(1,846)	(100.0)%
Net loss attributable to common stockholders	$(24,162)	$(24,158)	$(4)	—%
    Revenue. Revenue increased $11.2 million, or 2.8%, for the nine months ended September 30, 2020 to $416.5 million as compared to $405.3 million for the nine months ended September 30, 2019, driven by an increase in revenue in the Maintenance and Technical Services segment, partially offset by a decrease in revenue in the Environmental Solutions segment. The change in revenue by segment was as follows:
    Environmental Solutions Revenue. Environmental Solutions segment revenue decreased $21.0 million, or 14.9%, for the nine months ended September 30, 2020 to $120.3 million as compared to $141.3 million for the nine months ended September 30, 2019. The decrease in revenue was primarily driven by project completions in 2019 within our remediation and compliance services component, including the completion of the Brickhaven project, along with a decrease in byproduct sales offerings primarily due to lower plant production that we believe was due to lower demand as a result of the COVID-19 pandemic and two hurricanes that disrupted plant operations. These decreases were partially offset by the absence during the current period of the $10.0 million revenue reversal associated with the completion of the Brickhaven project resulting from the deemed termination during the second quarter of 2019.
    Maintenance and Technical Services Revenue. Maintenance and Technical Services segment revenue increased $32.2 million, or 12.2%, for the nine months ended September 30, 2020 to $296.2 million as compared to $264.0 million for the nine months ended September 30, 2019. The increase in revenue was primarily attributable to additional spring nuclear outage work in the nine months ended September 30, 2020, and an increase in revenue from our fossil services offerings.
    Gross Profit. Gross profit increased $6.4 million, or 23.6%, for the nine months ended September 30, 2020 to $33.6 million as compared to $27.2 million for the nine months ended September 30, 2019. As a percentage of revenue, gross profit was 8.1% and 6.7% for the nine months ended September 30, 2020 and 2019, respectively. The change in gross profit by segment was as follows:
    Environmental Solutions Gross Profit. Gross profit for our Environmental Solutions segment increased $8.7 million, or 148.3%, for the nine months ended September 30, 2020 to $14.6 million as compared to $5.9 million for the nine months ended September 30, 2019. The increase in gross profit was primarily driven by the absence in the current period of the $10.0 million revenue reversal associated with the completion of the Brickhaven project resulting from the deemed termination that occurred during the nine months ended September 30, 2019 and an increase in gross profit from a $1.8 million reduction in our asset retirement obligation resulting from changes in the estimated timing and cash flows associated with our future obligations. These increases were partially offset by project completions in 2019 within our remediation and compliance services component and a decrease in revenue associated with our byproduct sales offerings.
    Maintenance and Technical Services Gross Profit. Gross profit for our Maintenance and Technical Services segment decreased $2.3 million, or 10.8%, for the nine months ended September 30, 2020 to $19.0 million as compared to $21.3 million for the nine months ended September 30, 2019. The decrease in gross profit was primarily attributable to margin improvements within our nuclear services offerings during the nine months ended September 30, 2019 that did not reoccur during the nine months ended September 30, 2020 and a decrease in gross profit from our fossil services offerings.
    General and Administrative Expenses. General and administrative expenses decreased $18.2 million, or 40.1%, for the nine months ended September 30, 2020 to $27.2 million as compared to $45.5 million for the nine months ended September 30, 2019. The decrease was primarily attributable to a $7.1 million reduction in expense from the expiration of our purchase option liability during the current period, reductions in staff, cost-cutting measures implemented in April 2020 in response to the COVID-19 pandemic, other cost-savings initiatives and lower transaction costs in the current period related to the Credit Facility as discussed below partially offset by $2.9 million in lower non-cash general and administrative expenses during the nine months ended September 30, 2019 associated with the amortization of the purchase option liability due to the deemed termination of the Brickhaven contract.
    Impairment Expense. Impairment expense increased $6.4 million for the nine months ended September 30, 2020 due to the expiration of the purchase option liability that resulted in a non-cash impairment charge related to the associated land asset.
Interest Expense, Net. Interest expense, net decreased $0.2 million, or 1.5%, for the nine months ended September 30, 2020 to $12.8 million as compared to $13.0 million for the nine months ended September 30, 2019. The decrease was primarily attributable to a $2.2 million decrease in the non-cash mark-to-market expense associated with the change in value of our interest rate swap, partially offset by higher debt balances and paid in-kind interest related to the amendments to the Credit Facility as discussed below in “—Liquidity and Capital Resources—Our Debt Agreements—Existing Credit Facility.”
    Loss on Extinguishment of Debt. Loss on extinguishment of debt increased $8.6 million for the nine months ended September 30, 2020 due to the Company’s Amendment No. 3 to Credit Agreement (the “Third Amendment”) of our existing Credit Facility as discussed below in “—Liquidity and Capital Resources—Our Debt Agreements—Existing Credit Facility.” The Company expensed $5.2 million in amendment fees and wrote off $3.4 million in previously capitalized debt issuance costs.
    Income from Equity Method Investment. Income from equity method investment decreased $0.6 million, or 33.8%, for the nine months ended September 30, 2020 to $1.2 million as compared to $1.9 million for the nine months ended September 30, 2019. The decrease period-over-period was primarily attributable to a reduction in ash volumes generated by the utility and available for sale by us.
    Income Tax Expense (Benefit). Income tax expense increased by $8.1 million to $0.6 million for the nine months ended September 30, 2020 as compared to an income tax benefit of $7.5 million for the nine months ended September 30, 2019 as we recorded expense in the current period due to limitations of the utilization of state net operating losses against the reversal of deferred tax liabilities. In addition, we did not record an income tax benefit in the current period as a result of the full valuation allowance recorded by the Company for the year ended December 31, 2019.
    Net Loss. Net loss decreased $1.1 million, or 5.0%, for the nine months ended September 30, 2020 to $20.8 million as compared to $21.9 million for the nine months ended September 30, 2019.
Condensed Consolidated Balance Sheets
    The following table is a summary of our overall financial position:

	September 30, 2020	December 31, 2019	Change
	(in thousands)
Total assets	$371,568	$355,756	$15,812
Total liabilities	314,830	302,483	12,347
Mezzanine equity	25,536	—	25,536
Total equity	31,202	53,273	(22,071)
    Assets
    Total assets increased $15.8 million driven primarily by a $25.1 million increase in cash as proceeds associated with our Series A Preferred Stock (the “Preferred Stock”) offering and borrowings under the Credit Facility (as defined below) were used to fund working capital requirements and other operations. Furthermore, accounts receivable increased $15.9 million primarily associated with the Allied fall outage nuclear services. Finally, restricted cash increased $7.9 million related to a specific remediation and compliance project that started operations during the second quarter of 2020. These increases were partially offset by a $20.5 million decrease in property and equipment, net as depreciation expense exceeded new additions, land decreased due to the expiration of the purchase option liability that resulted in an impairment of the associated land asset and disposals in the ordinary course of business. In addition, there was a $6.4 million decrease in intangible assets, net due to amortization, a $5.6 million decrease in inventory from improved inventory management and a $0.7 million decrease in income tax receivable from the collection of state refunds.
    Liabilities
    Total liabilities increased $12.3 million driven by a $11.5 million increase in contract liabilities due to billings in excess of costs and earnings associated with a specific remediation and compliance project. Accrued and non-current other liabilities increased $10.5 million due to payroll and benefit expenses associated with the Allied fall outage nuclear services, the deferral of certain employer payroll taxes under the CARES Act and fees associated with the Third Amendment of the Credit Facility as discussed further below in “—Liquidity and Capital Resources—Our Debt Agreements—Existing Credit Facility.” In addition, there was a $8.0 million net increase in notes payable to fund operations. Finally, deferred tax liabilities increased by $0.7 million due to limitations of the utilization of state net operating losses against the reversal of deferred tax liabilities. These increases were partially offset by a $8.2 million decrease in our asset retirement obligation associated with our maintenance and monitoring requirement payments and reduction in liability resulting from changes in the estimated timing and cash flows associated with our future obligations, a $7.1 million decrease in our purchase option liability due to the expiration of the option and a $3.1 million decrease in accounts payable.
    Mezzanine Equity
    Total mezzanine equity increased $25.5 million related to the initial liquidation preference of $26.0 million, net of offering costs, Original Issue Discount ("OID"), paid in-kind dividends and accretion associated with the Preferred Stock Offering.
    Equity
    Total equity decreased $22.1 million driven primarily by the $20.8 million net loss, $2.2 million in paid in-kind and deemed dividends associated with our Preferred Stock, $1.0 million of income attributable to our non-controlling interest and $0.1 million in taxes paid from the net settlement of shares vested, partially offset by $2.1 million in share-based compensation.
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
    As of September 30, 2020, we had total liquidity of $38.9 million, comprised of $30.0 million of cash on hand and $8.9 million availability under the Revolving Loan. We believe our cash on hand and cash generated from operations will be sufficient to cover our working capital requirements and debt obligations for the next 12 months from the issuance of this Quarterly Report.
    Cash Flows
    The following table sets forth our cash flow data:

	Nine Months Ended
	September 30,		Change
	2020	2019	$
	(dollars in thousands)
Cash flows provided by operating activities	$10,899	$70,175	$(59,276)
Cash flows used in investing activities	(2,858)	(12,000)	9,142
Cash flows provided by (used in) financing activities	24,998	(57,489)	82,487
Net change in cash	$33,039	$686	$32,353
    Operating Activities
    Net cash provided by operating activities decreased $59.3 million for the nine months ended September 30, 2020 to $10.9 million as compared to $70.2 million for the nine months ended September 30, 2019. The change in cash flows provided by operating activities was primarily attributable to the $80.0 million payment from the Brickhaven deemed termination received during the nine months ended September 30, 2019 and a $1.8 million increase in cash paid for interest during the nine months ended September 30, 2020. These decreases were partially offset by a $16.1 million reduction in net loss, excluding the $8.6 million loss in extinguishment of debt and $6.4 million impairment expense and $6.2 million of accrued liabilities associated with the deferral of certain employer payroll taxes under the CARES Act.
    Investing Activities
    Net cash used in investing activities decreased $9.1 million for the nine months ended September 30, 2020 to $2.9 million as compared to $12.0 million for the nine months ended September 30, 2019. The change in cash flows used in investing activities was primarily attributable to decreases in capital expenditures during the nine months ended September 30, 2020.
    Financing Activities
    Net cash provided by financing activities increased $82.5 million for the nine months ended September 30, 2020 to $25.0 million as compared to net cash used in financing activities of $57.5 million for the nine months ended September 30, 2019. The change in cash flows provided by financing activities was primarily attributable to a $58.8 million net decrease in payments made on our long-term debt during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 as proceeds from the Brickhaven deemed termination payment were used during the prior year period. In addition, there was also a $24.3 million net increase in proceeds received from the Preferred Stock offering during the nine months ended September 30, 2020. Finally, our distributions paid to our non-controlling interest decreased by $1.0 million during the current period. These increases were partially offset by a $1.6 million increase in debt issuance costs paid during the nine months ended September 30, 2020.

Working Capital
    Our working capital, which we define as total current assets less total current liabilities, totaled $18.9 million at September 30, 2020 as compared to a working capital deficit of $16.1 million at December 31, 2019. This increase in net working capital for the nine months ended September 30, 2020 was primarily due to increases in cash associated with proceeds from the Preferred Stock offering and borrowings under the Credit Facility, increases in accounts receivable associated with the Allied fall outage nuclear services, increases in restricted cash related to a specific remediation and compliance project, a decrease in our asset retirement obligation associated with our maintenance and monitoring requirement payments and reduction in liability due to the change in our intended use of the related asset, a decrease in our purchase option liability due to the expiration of the option and a decrease in our accounts payable. These changes were partially offset by increases in contract liabilities due to billings in excess of costs and earnings associated with a specific remediation and compliance project and increases in accrued liabilities from payroll and benefit expenses associated with the Allied fall outage nuclear services and the deferral of certain employer payroll taxes under the CARES Act.
    Our Debt Agreements
    Existing Credit Facility
    On September 21, 2018, we entered into a credit agreement (the “Credit Facility”) by and among us, the lenders party thereto from time to time, and Bank of America, N.A., as administrative agent (the “Administrative Agent”). The Credit Facility includes:
•A revolving loan not to exceed $50.0 million (the “Revolving Loan”);
•A term loan of $205.0 million (the “Closing Date Term Loan”); and
•A commitment to loan up to a further $25.0 million in term loans, which expired in March 2020 (the “Delayed Draw Commitment” and the term loans funded under such Delayed Draw Commitment, the “Delayed Draw Term Loan,” together with the Closing Date Term Loan, the “Term Loan”).
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
    The Revolving Loan provides a principal amount of up to $50.0 million, reduced by outstanding letters of credit. As of September 30, 2020, $25.7 million was outstanding on the Revolving Loan and $15.5 million of letters of credit were outstanding.
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
    In addition, pursuant to the terms of the Second Amendment, the Credit Facility was amended to revise the required financial covenant ratios, which have been modified as described below. As consideration for these accommodations, we agreed that amounts borrowed pursuant to the Delayed Draw Commitment would not exceed $15.0 million at any one time outstanding (without reducing the overall Delayed Draw Commitment amount). Further, the margin of interest charged on all outstanding loans was increased to 4.00% for loans based on LIBOR and 3.00% for loans based on the alternative base rate. The Second Amendment revised the amount of (i) the commitment fees to 0.35% at all times for the unused portions of the Credit Facility and (ii) fees on outstanding letters of credit to 3.35% at all times. The Second Amendment also added a requirement to make two additional scheduled prepayments of outstanding loans under the Credit Facility, including a payment of $50.0 million on or before September 13, 2019 and an additional payment of $40.0 million on or before March 31, 2020. The $50.0 million payment was made before September 13, 2019, using proceeds of the Brickhaven deemed termination payment. The Second Amendment required us to pay the Administrative Agent an amendment fee in an amount equal to 1.00% of the total credit exposure under the Credit Facility immediately prior to the effectiveness of the Second Amendment, with such fee due and payable on August 16, 2020, provided that the Credit Facility had not been terminated prior to such date.

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
Our ability to comply with such financial covenants is dependent upon the Company’s forecasted leverage and adjusted EBITDA for the applicable periods, which could be adversely impacted by the effects of COVID-19 or other unforeseen factors. Our financial forecasts, which we believe are reasonable given current market conditions, indicate that the Company will be in compliance with all financial covenants through the one-year period following the issuance of these financial statements. Those financial forecasts are highly dependent upon the demand for our byproduct sales, timing in new contract awards and timing of completion of existing work. The current pandemic is making it more difficult to forecast future results and as a result, it may have a significant impact on the Company’s results of operations, financial position, liquidity or capital resources. These significant risks may also have an adverse impact and cause us to not be in compliance with our financial covenants. If we are not in compliance with our financial covenants, the Company could be required to seek waivers, forbearance or amendments from the Administrative Agent. There can be no assurance that we could obtain such waivers, forbearance, or amendments as any future agreements with the Administrative Agent is not considered to be in the Company’s control. In the event that we are unable to comply in the future with such financial covenants upon delivery of our financial statements pursuant to the terms of the Credit Facility, an Event of Default (as defined in the Credit Facility) will have occurred and the Administrative Agent can then, following a specified cure period, declare the unpaid principal amount of all outstanding loans, all interest accrued and unpaid thereon, and all other amounts payable to be immediately due and payable by the Company.
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
    Under the Third Amendment, the Company has agreed to make monthly amortization payments in respect of term loans beginning in April 2020, and to move the maturity date for all loans under the Credit Agreement to July 31, 2022 (the “Maturity Date”). In addition, if at any time after August 13, 2019, the outstanding principal amount of the Delayed Draw Term Loan exceeds $10.0 million, we will incur additional interest at a rate equal to 10.0% per annum on all daily average amounts exceeding $10.0 million which was paid on March 31, 2020 and will also be payable at the Maturity Date. Further, the Third Amendment requires mandatory prepayments of revolving loans with any cash held by the Company in excess of $10.0 million, which excludes the amount of proceeds received in respect of the Preferred Stock Offering (as defined below) to the extent such funds are used for liquidity and general corporate purposes. The Company has also agreed to an increase of four percent (4%) to the interest rate applicable to the Closing Date Term Loan that will be compounded monthly and paid in-kind by adding such portion to the outstanding principal amount.
    As a condition to entering into the Second Amendment, we were required to pay the Administrative Agent an amendment fee (the “Second Amendment Fee”) in an amount equal to 1.50% of the total credit exposure under the Credit Facility, immediately prior to the effectiveness of the Second Amendment. Of the Second Amendment Fee, 0.50% was due and paid on October 15, 2019, and 1.00% of such Second Amendment Fee was paid on August 16, 2020. We are also required to pay the Administrative Agent an amendment fee associated with the Third Amendment (the “Third Amendment Fee”) in an amount equal to 0.20% of the total credit exposure under the Credit Facility, immediately prior to the effectiveness of the Third Amendment, with such Third Amendment Fee paid on June 30, 2020. Finally, we will also pay an additional fee with respect to the Third Amendment in the amount of $2.0 million with such fee being due and payable on the Maturity Date; provided that if the facility is terminated by December 31, 2020, 50% of this fee shall be waived.
    In accordance with ASC 470, Debt, the Company calculated the present value of the cash flows for purposes of applying the 10% cash flow test for the Third Amendment and concluded that the original and new debt instruments were substantially different, necessitating that the Third Amendment be accounted for as an extinguishment. As a result of the Company’s Third Amendment, the Company capitalized $1.6 million in third-party fees which will be amortized as interest expense until July 31, 2022. In addition, the Company expensed $5.2 million in amendment fees as discussed above which is included in loss on extinguishment of debt in the accompanying condensed consolidated statements of operations. Finally, the Company wrote off $3.4 million in debt issuance costs which is included in loss on extinguishment of debt in the accompanying condensed consolidated statements of operations.
    Equipment Financing Facilities
    We have entered into various equipment financing arrangements to finance the acquisition of certain equipment (the “Equipment Financing Facilities”). As of September 30, 2020, we had $29.4 million of equipment notes outstanding. Each of the Equipment Financing Facilities includes non-financial covenants, and, as of September 30, 2020, we were in compliance with these covenants.

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
    We define Adjusted EBITDA as net loss attributable to Charah Solutions, Inc. before loss on extinguishment of debt, impairment expense, interest expense, income taxes, depreciation and amortization, equity-based compensation, non-recurring legal costs and expenses, the Brickhaven contract deemed termination revenue reversal and transaction-related expenses and other items. Adjusted EBITDA margin represents the ratio of Adjusted EBITDA to total revenue.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands)
Net loss attributable to Charah Solutions, Inc.	$(4,216)	$(3,313)	$(22,002)	$(24,158)
Interest expense, net	4,331	3,833	12,787	12,987
Loss on extinguishment of debt	—	—	8,603	—
Impairment expense	6,399	—	6,399	—
Income tax expense (benefit)	608	(1,100)	608	(7,489)
Depreciation and amortization	(78)	5,399	13,196	17,034
Elimination of certain non-recurring legal costs and expenses(1)	—	(1,485)	(2,137)	(2,231)
Equity-based compensation	614	659	2,084	1,666
Brickhaven contract deemed termination revenue reversal	—	—	—	10,000
Transaction-related expenses and other items(2)	482	1,603	1,299	4,340
Adjusted EBITDA	$8,140	$5,596	$20,837	$12,149
Adjusted EBITDA margin(3)	6.9%	4.6%	5.0%	3.0%
(1)Represents non-recurring legal costs and expenses, which amounts are not representative of those that we historically incur in the ordinary course of our business. Negative amounts represent insurance recoveries related to these matters.
(2)Represents expenses associated with the Amendment to the Credit Facility, SCB transaction expenses, executive severance costs, IPO-related costs, and other miscellaneous items.
(3)Adjusted EBITDA margin is a non-GAAP financial measure that represents the ratio of Adjusted EBITDA to total revenue. We use Adjusted EBITDA margin to measure the success of our businesses in managing our cost base and improving profitability.
Off-Balance Sheet Arrangements
    We currently have no material off-balance sheet arrangements except for operating leases as referenced within Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2019.
Contractual Obligations
    As of September 30, 2020, there have been no material changes in our outstanding contractual obligations from those disclosed within Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2019.
Critical Accounting Policies and Estimates
    There were no changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
Recent Accounting Pronouncements
    Please see Note 3, “Recent Accounting Pronouncements,” to the accompanying unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report and Note 2, “Summary of Significant Accounting Policies,” to the consolidated and combined financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of recent accounting pronouncements.
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
Interest Rate Risk
As of September 30, 2020, we had $140.0 million of debt outstanding under the Term Loan and $43.3 million outstanding under the Delayed Draw Commitment and Revolving Loan, with a weighted average interest rate of 7.2%. A 1.0% increase or decrease in the interest rate would increase or decrease interest expense by approximately $1.8 million per year assuming a consistent debt balance and without taking into consideration any impact from the change in fair value of our interest rate swap. We currently have an interest rate swap in place with respect to outstanding indebtedness under the Term Loan that provides a ceiling on three-month LIBOR at 2.5% for a notional amount of $150.0 million. A fair value liability of $1.0 million and $1.1 million was recorded with respect to our interest rate cap in the unaudited condensed consolidated balance sheets within other current liabilities as of September 30, 2020 and December 31, 2019, respectively.
Credit Risk
While we are exposed to credit risk in the event of non-performance by counterparties, the majority of our customers are investment grade companies and we do not anticipate non-performance. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d‑15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on such evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2020, at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In response to the COVID-19 pandemic, the majority of our office employees have been working remotely since the middle of March 2020. We have taken precautionary measures to ensure our internal control over financial reporting addressed risks working in a remote environment. We are continually monitoring and assessing the COVID-19 potential effects on the design and operating effectiveness of our internal control over financial reporting.

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
Allied Power Services, LLC and its affiliate, Allied Power Resources, LLC, have been named in a collective action lawsuit filed in the U.S. District Court for the Northern District of Illinois, alleging violations of the Fair Labor Standards Act, and which includes related class claims alleging violations of the Illinois Minimum Wage Law and the Pennsylvania Minimum Wage Act for failure to pay overtime. This case is one of a series filed against companies in the oil, gas and energy industries in Illinois and Texas. The parties mediated this case in November 2018 and reached a settlement. On July 15, 2020, the court granted final approval of the settlement and the settlement payments will occur in January and April of 2021.
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
Item 1A. Risk Factors
    For a detailed discussion of known material factors which could materially affect our business, financial condition or future results, refer to Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”). There have been no material changes in our risk factors since the Annual Report, except as noted below. You should carefully consider the risk factors discussed below and in the Annual Report, which could materially affect our business, financial condition or future results.
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
    There were no repurchases of our common stock during the three months ended September 30, 2020.
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

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a)/15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a)/15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
    ___________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARAH SOLUTIONS, INC.

November 10, 2020	By:	/s/ Scott A. Sewell
	Name:	Scott A. Sewell
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

November 10, 2020	By:	/s/ Roger D. Shannon
	Name:	Roger D. Shannon
	Title:	Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)