Form 10-Q
period 2021-03-31
Charah Solutions, Inc.
filed 2021-05-12
CIK 1730346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2021, the registrant had 30,428,193 shares of common stock outstanding.

CHARAH SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2021

See accompanying notes to condensed consolidated financial statements.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
The information in this Quarterly Report on Form 10‑Q (this “Quarterly Report”) includes “forward‑looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenue and losses, projected costs, prospects, plans and objectives of management are forward‑looking statements. When used in this Quarterly Report, the words “may,” “will,” “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward‑looking statements. However, not all forward‑looking statements contain such identifying words. These forward‑looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. When considering forward‑looking statements, you should keep in mind the risk factors and other cautionary statements included in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 and in Part II, “Item 1A. Risk Factors” of this Quarterly Report and elsewhere herein. These forward‑looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.
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
We caution you that these forward‑looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, the risks described under Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 and under Part II, “Item 1A. Risk Factors” of this Quarterly Report and elsewhere herein. Should one or more of the risks or uncertainties described occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward‑looking statements.
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

ii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CHARAH SOLUTIONS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except par value amounts)
(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash	$24,429	$24,787
Restricted cash	47,909	4,424
Trade accounts receivable, net	39,526	46,609
Receivable from affiliates	—	182
Contract assets	18,920	18,329
Inventory	6,790	5,917
Income tax receivable	29	260
Prepaid expenses and other current assets	6,020	5,287
Total current assets	143,623	105,795
Property and equipment, net	61,189	49,470
Goodwill	62,193	62,193
Intangible assets, net	64,648	61,426
Equity method investments	40	831
Other assets	6,969	1,245
Non-current assets held for sale	356	—
Total assets	$339,018	$280,960

Liabilities, mezzanine equity and stockholders’ equity
Current liabilities:
Accounts payable	15,137	15,613
Payables to affiliates	2	—
Contract liabilities	30,796	6,295
Capital lease obligations, current portion	2,483	2,199
Notes payable, current maturities	22,896	22,308
Asset retirement obligation, current portion	18,729	2,043
Accrued liabilities	15,961	34,937
Other current liabilities	815	935
Total current liabilities	106,819	84,330
Deferred tax liabilities	525	368
Contingent payments for acquisitions	1,950	1,950
Asset retirement obligation	35,383	3,116
Line of credit	19,085	12,003
Capital lease obligations, less current portion	4,487	4,485
Notes payable, less current maturities	120,811	124,969
Other liabilities	3,845	2,000
Total liabilities	292,905	233,221

Commitments and contingencies (see Note 17)

Mezzanine equity
Series A Preferred Stock — $0.01 par value; 50 shares authorized, 26 shares issued and outstanding as of March 31, 2021 and December 31, 2020; aggregate liquidation preference of $29,719 and $28,783 as of March 31, 2021 and December 31, 2020, respectively	28,926	27,423

Stockholders’ equity
Retained losses	(90,152)	(88,865)
Common Stock — $0.01 par value; 200,000 shares authorized, 30,228 and 30,077 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	302	300
Additional paid-in capital	106,552	108,471
Total stockholders’ equity	16,702	19,906
Non-controlling interest	485	410
Total equity	17,187	20,316
Total liabilities, mezzanine equity and stockholders’ equity	$339,018	$280,960
See accompanying notes to condensed consolidated financial statements.

CHARAH SOLUTIONS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Revenue	$52,107	$51,277
Cost of sales	46,522	46,382
Gross profit	5,585	4,895
General and administrative expenses	9,432	10,668
Gain on sales-type lease	5,568	—
Gains and losses on sale of fixed assets and other operating income from ERT services	547	—
Other operating expenses from ERT services	290	—
Operating income (loss)	1,978	(5,773)
Interest expense, net	(3,235)	(2,859)
Loss on extinguishment of debt	—	(8,603)
Income from equity method investment	202	296
Loss from continuing operations before income taxes	(1,055)	(16,939)
Income tax expense	157	—
Net loss from continuing operations, net of tax	(1,212)	(16,939)
Income from discontinued operations, net of tax	—	3,043
Net loss	(1,212)	(13,896)
Less income attributable to non-controlling interest	75	354
Net loss attributable to Charah Solutions, Inc.	$(1,287)	$(14,250)

Amounts attributable to Charah Solutions, Inc.
Loss from continuing operations, net of tax and non-controlling interest	$(1,287)	$(17,293)
Deemed and imputed dividends on Series A Preferred Stock	(147)	—
Series A Preferred Stock dividends	(2,067)	(111)
Net loss from continuing operations attributable to common stockholders	(3,501)	(17,404)
Income from discontinued operations, net of tax	—	3,043
Net loss attributable to common stockholders	$(3,501)	$(14,361)

Net loss from continuing operations per common share:
Basic	$(0.12)	$(0.59)
Diluted	$(0.12)	$(0.59)

Net income from discontinued operations per common share:
Basic	$—	$0.10
Diluted	$—	$0.10

Net loss attributable to common stockholders per common share:
Basic	$(0.12)	$(0.48)
Diluted	$(0.12)	$(0.48)

Weighted-average shares outstanding used in income (loss) per common share:
Basic	30,113	29,644
Diluted	30,113	29,644

See accompanying notes to condensed consolidated financial statements.

CHARAH SOLUTIONS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(Unaudited)

	For the Three Months Ended March 31, 2020
	Mezzanine Equity		Permanent Equity
	Preferred Stock (Shares)	Preferred Stock (Amount)	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Retained Losses	Total	Non-Controlling Interest	Total
Balance, December 31, 2019	—	$—	29,622,835	$296	$85,187	$(33,002)	$52,481	$792	$53,273
Net (loss) income	—	—	—	—	—	(14,250)	(14,250)	354	(13,896)
Distributions	—	—	—	—	—	—	—	(578)	(578)
Share-based compensation expense	—	—	—	—	732	—	732	—	732
Taxes paid related to net settlement of shares	—	—	(5,953)	—	(14)	—	(14)	—	(14)
Issuance of Series A Preferred Stock, net of issuance costs	26,000	23,513	—	—	—	—	—	—	—
Series A Preferred Stock dividends	—	—	—	—	(111)	—	(111)	—	(111)
Balance, March 31, 2020	26,000	$23,513	29,616,882	$296	$85,794	$(47,252)	$38,838	$568	$39,406

	For the Three Months Ended March 31, 2021
	Mezzanine Equity		Permanent Equity
	Preferred Stock (Shares)	Preferred Stock (Amount)	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Retained Losses	Total	Non-Controlling Interest	Total
Balance, December 31, 2020	26,000	$27,423	30,077,018	$300	$108,471	$(88,865)	$19,906	$410	$20,316
Net (loss) income	—	—	—	—	—	(1,287)	(1,287)	75	(1,212)
Share based compensation expense	—	—	—	—	298	—	298	—	298
Shares issued under share-based compensation plans	—	—	152,337	2	(2)	—	—	—	—
Taxes paid related to the net settlement of shares	—	—	(970)	—	(1)	—	(1)	—	(1)
Deemed and imputed dividends on Series A Preferred Stock	—	1,503	—	—	(147)		(147)	—	(147)
Series A Preferred Stock dividends	—	—	—	—	(2,067)	—	(2,067)	—	(2,067)
Balance, March 31, 2021	26,000	$28,926	30,228,385	$302	$106,552	$(90,152)	$16,702	$485	$17,187

See accompanying notes to condensed consolidated financial statements.

CHARAH SOLUTIONS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,212)	$(13,896)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,146	6,524
Loss on extinguishment of debt	—	8,603
Paid-in-kind interest on long-term debt	1,230	237
Amortization of debt issuance costs	165	—
Deferred income taxes	157	—
Gain on sales-type lease	(5,568)	—
(Gain) loss on sale of fixed assets	(644)	54
Income from equity method investment	(202)	(296)
Distributions received from equity investment	—	593
Non-cash share-based compensation	298	732
(Gain) loss on interest rate swap	(120)	64
Interest accreted on contingent payments for acquisition	—	57
Increase (decrease) in cash due to changes in:
Trade accounts receivable	9,297	(28,320)
Contract assets and liabilities	23,910	(6,672)
Inventory	(873)	2,724
Accounts payable	(475)	(6,379)
Asset retirement obligation	(1,637)	(2,143)
Other assets and liabilities	(16,406)	19,798
Net cash provided by (used in) operating activities	14,066	(18,320)

Cash flows from investing activities:
Proceeds from the sale of equipment	446	14
Purchases of property and equipment	(1,534)	(1,184)
Cash and restricted cash received from ERT transaction	34,900	—
Payments of working capital adjustment and other items for the sale of subsidiary	(7,321)	—
Distributions received from equity method investment	993	—
Net cash provided by (used in) investing activities	27,484	(1,170)

Cash flows from financing activities:
Proceeds from the line of credit	7,082	8,000
Proceeds from long-term debt	1,009	15,000
Principal payments on long-term debt	(5,975)	(5,095)
Payments of debt issuance costs	—	(935)
Principal payments on capital lease obligations	(536)	—
Taxes paid related to net settlement of shares	(3)	(14)
Net proceeds from issuance of convertible Series A Preferred Stock	—	24,509
Distributions to non-controlling interest	—	(578)
Net cash provided by financing activities	1,577	40,887
Net increase in cash, cash equivalents and restricted cash	43,127	21,397
Cash, cash equivalents and restricted cash, beginning of period	29,211	6,128
Cash, cash equivalents and restricted cash, end of period	$72,338	$27,525
See accompanying notes to condensed consolidated financial statements.

Supplemental Disclosures and Non-cash investing and financing transactions
The following table summarizes additional supplemental disclosures and non-cash investing and financing transactions:

	Three Months Ended
	March 31,
	2021	2020
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,002	3,352
Cash (refunded) paid during the period for taxes	(210)	780

Supplemental disclosures and non-cash investing and financing transactions:
Gross proceeds from the line of credit	$37,480	$44,454
Gross payments on the line of credit	(30,398)	(36,454)
Sale of structural fill asset through a sales-type lease	6,000	—
Proceeds from the sale of equipment in accounts receivable, net	728	—
Series A Preferred Stock dividends payable included in accrued expenses	2,067	111
Deemed and imputed dividends on Series A Preferred Stock	1,503	—
Series A Preferred Stock issuance costs included in accounts payable and accrued expenses	—	996
Equipment acquired through capital leases	822	—
Changes in property and equipment included in accounts payables and accrued expenses	205	676
Sale of equipment through the issuance of a note receivable	—	1,450
Debt issuance costs included in accounts payable and accrued expenses	—	579

As reported within the unaudited condensed consolidated balance sheet:
Cash and cash equivalents	$24,429	$26,310
Restricted cash	47,909	1,215
Total cash, cash equivalents and restricted cash as presented in the balance sheet	$72,338	$27,525

See accompanying notes to condensed consolidated financial statements.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)

1. Nature of Business and Basis of Presentation
Organization
Charah Solutions, Inc. and subsidiaries (“Charah Solutions,” the “Company,” “we,” “us,” or “our”) was formed as a Delaware corporation in January 2018 and did not conduct any material business operations before the transactions described below other than certain activities related to its initial public offering, which was completed on June 18, 2018 (the “IPO”). Charah Solutions is a holding company, the sole material assets of which consist of membership interests in Charah Management LLC, a Delaware limited liability company (“Charah Management”). Through the Company’s ownership of Charah Management, the Company owns the outstanding equity interests in Charah, LLC, a Kentucky limited liability company (“Charah”), the subsidiary through which Charah Solutions operates its businesses.
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
Under the Jumpstart Our Business Startups Act (the “JOBS Act”), the Company meets the definition of an “emerging growth company,” which allows the Company to have an extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. The Company intends to take advantage of all of the reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards under Section 107 of the JOBS Act until the Company is no longer an emerging growth company. Among other things, we are not required to provide an auditor attestation report on the assessment of the internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002 and our disclosure obligations regarding executive compensation may be reduced. We may take advantage of these provisions until the last day of our fiscal year following the fifth anniversary of the IPO or December 31, 2023. However, if certain events occur before the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenue exceeds $1.07 billion, or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company before the end of such five-year period.
Basis for Presentation
The Company’s fiscal year ends December 31. The accompanying unaudited condensed consolidated financial statements include the assets, liabilities, stockholders’ equity and results of operations of the Company and its consolidated subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, which consist of normal recurring adjustments. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated and combined financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Discontinued operations comprise those activities that were disposed of during 2020 and represent a separate major line of business that can be clearly distinguished for operational and financial reporting purposes. Accordingly, the Consolidated Balance Sheets, Statements of Operations, and the notes to consolidated financial statements reflect the Allied results as discontinued operations for all 2020 periods presented. Unless otherwise specified, disclosures in these condensed consolidated financial statements reflect continuing operations only. The consolidated statements of cash flows for the three months ended March 31, 2021 include both continuing and discontinued operations. Refer to Note 4, Discontinued Operations, for further information on the discontinued operations relating to the Allied Transaction.
Segment Information
The Company had two reporting units, two operating segments and two reportable segments in 2019 and in 2020 through the date of the Allied Transaction, Environmental Solutions (“ES”) and Maintenance and Technical Services (“M&TS”). The Company determined that it had two reporting units because of the way the reporting units were managed.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
After the Allied Transaction, the Company realigned our segment reporting into a single operating segment to reflect the suite of end-to-end services we offer our utility partners and how our Chief Operating Decision Maker (“CODM”) reviews consolidated financial information to evaluate results of operations, assess performance and allocate resources. Due to the nature of the Company’s business, the Company's Chief Executive Officer who is also the CODM, evaluates the performance of the Company and allocates resources of the Company based on consolidated gross profit, general and administrative expenses, balance sheet, liquidity, capital spending, safety statistics and business development reports for the Company as a whole. Since the Company has a single operating segment, all required financial segment information can be found in the consolidated financial statements. The prior period results in the accompanying unaudited condensed consolidated statements of operations were reclassified to conform to this presentation.
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
Seasonality of Business
Based on historical trends, we expect our operating results to vary seasonally. Variations in normal weather patterns can cause changes in energy consumption which may influence the demand and timing of associated services for our fossil services offerings. Inclement weather can impact construction-related activities associated with pond and landfill remediation, which affects the timing of revenue generation for our remediation and compliance services. Our byproduct sales are also negatively affected during winter months when the use of cement and cement products is generally lower.
Business Combinations
On March 30, 2018, Charah Management completed a transaction with SCB Materials International, Inc. and affiliated entities (“SCB”), a previously unrelated third party, pursuant to which Charah Solutions acquired certain assets and liabilities of SCB for a purchase price of $35,000, with $20,000 paid at closing and $15,000 to be paid over time in conjunction with certain performance metrics. The contract also contained various mechanisms for a working capital true-up. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations with the allocation of the purchase price for the acquisition finalized as of March 31, 2019. The recognized goodwill from the transaction was allocated to the Environmental Solutions segment. In November 2018, the $15,000 contingent consideration to be paid over time was reduced by $3,300. During the year ended December 31, 2020, the Company evaluated the recoverability of certain grinding technology assets. As part of that review, we assessed the likelihood of paying the contingent liability based on achieving certain performance sales levels using these technology assets. In the fourth quarter of 2020, the Company concluded that certain sales levels would not be achieved, and we reduced the corresponding liability by $9,702. This reduction was recognized as a component of operating income in the accompanying unaudited condensed consolidated statement of operations. As of March 31, 2021, we expect the remaining liability balance of $1,950 to be paid in 2022 and beyond. The fair value of the contingent consideration was estimated using unobservable inputs of future cash flows, which we consider to be Level 3 measurements.
2. Impact of the COVID-19 Pandemic
In March 2020, the World Health Organization categorized the disease caused by a novel coronavirus (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 pandemic to be a national emergency. The Company is a mission-critical contractor to the power generation industry, which has been identified as part of the Department of Homeland Security’s Critical Infrastructure Sector.
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which includes modifications to the limitation on business interest expense and net operating loss carryforward provisions and provided a payment delay of certain employer payroll taxes during 2020. The Company deferred $1,637 of employer payroll taxes otherwise due in 2020, with 50% due by December 31, 2021 and the remaining 50% due by December 31, 2022. The CARES Act is not expected to have a material impact on the Company’s consolidated financial statements.
In March 2020, as a response to the ongoing COVID-19 pandemic, we established a COVID-19 task force to oversee the Company’s initiatives, procedures and responses to address the potential impact of COVID-19. We have implemented measures to manage through possible service interruptions, and we are maintaining real-time communication across our entire organization and with our customers. As of May 12, 2021, we have not had any work stoppages and have not observed any significant slowdown in activity on existing job sites as a result of the COVID-19 pandemic.
In April 2020, we implemented a series of preemptive cost-cutting and cost savings initiatives across the Company, including reductions in employee compensation, reductions in cash-based retainers to our Board of Directors, reduced hiring and significantly reducing discretionary spending, including travel restrictions. In addition, we are implementing applicable benefits of the CARES Act. In October

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
2020, employee compensation and cash-based retainers to our Board of Directors were returned to their pre-COVID-19 pandemic annual base levels.
3. Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU simplifies the guidance on accounting for convertible debt instruments by removing the separation models for convertible debt with a cash conversion feature and convertible debt with a beneficial conversion feature. As a result, after adopting the ASU’s guidance, entities will not separately present in equity an embedded conversion feature in such debt. Instead, they will account for a convertible debt instrument wholly as debt and convertible preferred stock wholly as preferred stock unless certain other conditions are met. Also, the ASU requires the application of the if-converted method for calculating diluted earnings per share, and the treasury stock method will no longer be available. The Company early adopted ASU No. 2020-06, as permitted by the standard, as of January 1, 2021 with no significant impact on its consolidated financial statements.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), requiring all leases to be recognized on the balance sheet as a right-of-use asset and a lease liability, unless the lease is a short term lease (generally a lease with a term of 12 months or less). At the commencement date of the lease, the Company will recognize: (i) a lease liability for the Company’s obligation to make payments under the lease agreement, measured on a discounted basis; and (ii) a right-of-use asset that represents the Company’s right to use, or control the use of, the specified asset for the lease term. This ASU originally required recognition and measurement of leases at the beginning of the earliest period presented using a modified retrospective transition method. In July 2018, the FASB issued ASU No. 2018-11, which provided an additional (and optional) transition method that permits application of this ASU at the adoption date with recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In June 2020, the FASB issued ASU No. 2020-05 and delayed the effective date of this ASU, extending the effective date for non-public business entities, and making the ASU effective for the Company for the fiscal year ending December 31, 2022, and interim periods within the fiscal year ending December 31, 2023, with early adoption permitted. The Company has not yet selected a transition method and is currently evaluating the effect that the adoption of this ASU will have on its consolidated financial statements.
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
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another rate that is expected to be discontinued. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848). This ASU provides supplemental guidance and clarification to ASU No. 2020-04, and these updates must be adopted concurrently, cumulatively referred to as “Topic 848.” The amendments in Topic 848 are currently effective for all entities, and upon adoption, may be applied prospectively to contract modifications made on or before December 31, 2022. The Company is still assessing the impact of Topic 848 on its consolidated financial statements.
4. Discontinued Operations
On November 19, 2020, the Company completed the Allied Transaction through an all-cash deal for $40,000, subject to adjustments for working capital and certain other adjustments as set forth in the Purchase Agreement, which are described below. The Allied Transaction was approved by a special committee of the Company’s board of directors consisting solely of independent directors, which obtained a fairness opinion in connection with the Allied Transaction. This Allied Transaction has been treated as a sale to an entity under common control, with $25,506 recognized as a contribution to equity during 2020.
The parties made customary representations and warranties and have agreed to customary covenants in the Purchase Agreement. The Company entered into a non-competition and non-solicitation arrangement under the Purchase Agreement with the Purchaser, subject to customary exceptions. In addition, the parties also entered into a Transition Services Agreement pursuant to which the Company provided Allied and the Purchaser with certain transition assistance services from the date of the Allied Transaction until April 30, 2021 in exchange for payment. The Company recognized $43 resulting from the Transition Services Agreement as a credit within cost of sales in our

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
accompanying unaudited condensed consolidated statement of operations during the three months ended March 31, 2021. The Company had receivables outstanding from Allied of $118 and $120 at March 31, 2021 and December 31, 2020, respectively. In accordance with applicable accounting guidance for the disposal of long-lived assets, the results of the Allied Transaction are presented as discontinued operations and, as such, have been excluded from continuing operations for all periods presented.
The Company received cash proceeds of $37,860, which was net of transaction costs of $1,900 and Allied restricted cash of $240. The Company retained Allied liabilities of $3,500, recorded a $301 increase to paid-in-capital for the income tax impact related to the Allied Transaction and recognized accruals of $6,954 for working capital adjustments and $413 for other acquisition-related charges in accrued expenses in our Consolidated Balance Sheet as of December 31, 2020, to be paid in 2021. The Company paid the working capital settlement of $6,954 to the Purchaser and $367 of acquisition-related charges during the three months ended March 31, 2021.
The following amounts related to discontinued operation were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations in our accompanying unaudited consolidated statements of operations:

Three Months Ended
March 31, 2020
Revenue	$113,354
Cost of sales	107,452
Gross profit	5,902
General and administrative expenses	2,088
Operating income	3,814
Interest expense, net(a)	(771)
Income from discontinued operations before income taxes	3,043
Income tax expense	—
Income from discontinued operations	$3,043
(a) Interest expense was allocated to discontinued operations due to the requirement in Amendment No. 4 to Credit Agreement that cash generated from the Allied Transaction was used to reduce our debt balances.
The following table provides supplemental cash, cash equivalent and restricted cash information related to discontinued operations:

Three Months Ended
March 31, 2020
Cash and cash equivalents:
Cash, cash equivalents and restricted cash - continuing operations	$27,310
Cash, cash equivalents and restricted cash - discontinued operations	215
Total cash and cash equivalents	$27,525
The depreciation and amortization, capital expenditures and significant operating noncash items of Allied were as follows:

Three Months Ended
March 31, 2020
Cash flows from discontinued operating activities:
Depreciation and amortization	$197
Loss on disposal of fixed assets	22
Non-cash shared-based compensation	7

Cash flows from discontinued investing activities:
Purchase of property and equipment	$191
5. Asset Acquisition
In February 2021, the Company, through its wholly-owned special purpose vehicle subsidiary Gibbons Creek Environmental Redevelopment Group (“GCERG”), closed on an Asset Purchase Agreement (the “APA” or the “Agreement”) with Texas Municipal Power Agency to acquire, remediate and redevelop the Gibbons Creek Steam Electric Station and Reservoir (the “Gibbons Creek Transaction”). As part of this Agreement, GCERG took ownership of the 6,166 acre area (collectively, the “Purchased Assets”), which includes the closed power station and adjacent property, the 3,500 acre reservoir, dam and floodway. GCERG assumed all environmental responsibilities and became responsible for the decommissioning of the coal power plant as well as performing all environmental remediation work for the site landfills and ash ponds. At closing of the APA, GCERG became liable for and expressly fully assumed any and all environmental liabilities

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
and environmental compliance, as well as, without limitation, any remediation, investigation, management, mitigation, closure, maintenance, reporting, removal, disposal of and any other actions with respect to any hazardous substances at, on, in, under, or emanating from the Purchased Assets.
GCERG, at its discretion, plans to redevelop the property in an environmentally conscious manner that will expand economic activity and benefit the surrounding communities as well as restore the property to a state that will enable it to be put to its best potential use. The existing power plant will be demolished, and GCERG will work with the Texas Commission on Environmental Quality to complete all environmental remediation required for the property and then plans to redevelop the remediated property within all zoning restrictions. The redevelopment of the property is expected to be completed within 34 months.
The Gibbons Creek Transaction was accounted for as an asset acquisition in accordance with ASC 805, Business Combinations, with the assumed liabilities net of cash received or owed to us by the seller comprising the purchase price. Since the fair value of the net assets acquired exceeded the cost, the Company allocated the difference pro rata on the basis of relative fair values to reduce land, property and equipment, and intangible assets acquired.
The assets acquired and liabilities assumed as recognized within the Company's condensed consolidated balance sheet upon closing on the APA consisted of the following:

Consideration and direct transaction costs:
Asset retirement obligations	$(50,590)
Bond and insurance accrued expenses, net	(2,229)
Direct transaction costs	(2,336)
Total consideration and transaction costs incurred	(55,155)

Asset Received:
Cash	6,354
Restricted cash	28,546
Water Rights	5,196
Land	14,385
Plant, machinery and equipment	610
Vehicles	64
Total allocated value of assets acquired	$55,155
The Company has identified asset retirement obligations within the assumed liabilities to be initially measured and valued in accordance with ASC 410, Asset Retirement and Environmental Obligations. We developed our estimates of these obligations using input from our operations personnel. Our estimates are based on our interpretation of current requirements and proposed regulatory changes and are intended to approximate fair value. Absent quoted market prices, the estimate of fair value is based on the best available information, including the results of present value techniques. We use professional engineering judgment and estimated prices paid for similar work to determine the fair value of these obligations. We are required to recognize these obligations at market prices whether we plan to contract with third parties or perform the work ourselves.
Once we determined the estimated closure and post-closure costs for each asset retirement obligation, we inflation-adjusted those costs to the expected time of payment and discounted those expected future costs back to present value using an inflation rate of 3.0%. We discounted these costs to present value using the credit-adjusted, risk-free rate effective at the time the obligation was incurred, consistent with the expected cash flow approach. Any changes in expectations that result in an upward revision to the estimated cash flows are treated as a new liability and discounted at the current rate, while downward revisions are discounted at the historical weighted average rate of the recorded obligation. The credit-adjusted, risk-free discount rate used to calculate the present value of an obligation is specific to each individual asset retirement obligation. The weighted average rate applicable to our long-term asset retirement obligations related to the Gibbons Creek Transaction was approximately 4.5% at the acquisition date.
Because these obligations are measured at estimated fair value using present value techniques, changes in the estimated cost or timing of future final capping, closure, and post-closure activities could result in a material change in these liabilities, related assets, and results of operations. We assess the appropriateness of the estimates used to develop our recorded balances annually, or more often if conditions warrant. Changes in inflation rates or the estimated costs, timing, or extent of future final closure and post-closure activities typically result in a current adjustment to the recorded liability and land asset.
Demolition costs will be capitalized as part of the land as incurred as part of preparing the site for sale, since, at the acquisition date, (i) we planned to demolish the existing structure as part of the redevelopment plan for the acquired property, (ii) demolition is expected to occur within a reasonable period of time after acquisition, and (iii) such expected costs will be incurred to make the land saleable to a third party.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
As part of the acquisition, the Company acquired certain plant, machinery and equipment and vehicles for which management committed to a plan to sell. We evaluated the six criteria for classification and determined that these assets represented asset disposal groups held for sale as of March 31, 2021. Property and equipment, net of $356 was classified as held for sale as of March 31, 2021. Depreciation ceased once these assets were classified as held for sale and the disposal groups were measured at the lower of their carrying amounts or fair value less costs to sell with no loss on classification as held for sale recognized in our unaudited condensed consolidated statement of operations.
6. Revenue
We disaggregate our revenue from customers by type of service and by geographic region as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below.

	Three Months Ended
	March 31,
	2021	2020
Byproduct sales	$15,098	$21,761
Construction contracts	19,939	14,847
Services	17,070	14,669
Total revenue	$52,107	$51,277

	Three Months Ended
	March 31,
	2021	2020
United States	$52,107	$50,642
Foreign	—	635
Total revenue	$52,107	$51,277
As of March 31, 2021, the Company had remaining performance obligations with an aggregate transaction price of $518,125 on construction contracts for which we recognize revenue over time. We expect to recognize approximately 20% of our remaining performance obligations as revenue during the remainder of 2021, 12% in 2022, 10% in 2023, and 59% thereafter. Revenue associated with our remaining performance obligations includes performance obligations related to our construction contracts. The balance of remaining performance obligations does not include variable consideration that was determined to be constrained as of March 31, 2021. As of March 31, 2021, we included unapproved change orders associated with project scope changes of $219 in determining the profit or loss on certain construction contracts.
7. Balance Sheet Items
Allowance for doubtful accounts
The following table presents the changes in the allowance for doubtful accounts:

	Three Months Ended
	March 31,
	2021	2020
Balance, beginning of period	$467	$146
Add: provision	93	119
Less: deduction and other adjustments	(2)	(11)
Balance, end of period	$558	$254

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
Property and equipment, net
The following table shows the components of property and equipment, net:

	March 31, 2021	December 31, 2020
Plant, machinery and equipment	$68,434	$68,308
Structural fill site improvements	55,760	55,760
Vehicles	12,761	12,824
Office equipment	600	582
Buildings and leasehold improvements	267	262
Land, land improvements and structural fill sites	14,533	432
Capital lease assets	7,449	6,627
Construction in progress	2,249	1,961
Total property and equipment	$162,053	$146,756
Less: accumulated depreciation	(100,864)	(97,286)
Property and equipment, net	$61,189	$49,470
Land, land improvements and structural fill sites includes $4,467 of real property acquired in the Gibbons Creek Transaction that the Company is actively demolishing and for which depreciation expense is not being recorded.
Depreciation expense was $4,173 and $4,231 for the three months ended March 31, 2021 and 2020, respectively.
Capital leases
The following table shows the components of capital lease assets, net:

	March 31, 2021	December 31, 2020
Capital lease assets	$7,449	$6,627
Less: accumulated depreciation	(920)	(368)
Capital lease assets, net	$6,529	$6,259
The Company's depreciation of capital lease assets is included within depreciation expense as disclosed above.
Sales-type lease
In March 2021, the Company amended an existing ground lease with a third party concerning one of the Company's structural fill assets with a 30-year term expiring on December 31, 2050. The lease includes multiple options that may be exercised at any time during the lease term for the lessee to purchase all or a portion of the premises as well as a put option (the “Put Option”) that provides the Company the option to require the lessee to purchase all of the premises at the end of the lease term.
In accordance with ASC 840, Leases, the Company considered whether this lease, as amended, met any of the following four criteria as part of classifying the lease at the amendment date: (a) the lease transfers ownership of the property to the lessee by the end of the lease term; (b) the lease contains a bargain purchase option; (c) the lease term is equal to 75 percent or more of the estimated economic life of the lease property; and (d) the present value of the minimum lease payments, excluding executory costs, equals or exceeds 90 percent of the excess of the fair value of the lease property to the lessor at lease inception. This lease was recorded as a sales-type capital lease due to the Put Option provision contained within the lease agreement that represents a transfer of ownership of the property by the end of the lease term. Additionally, the Company determined that collectability of the lease payments was reasonably assured and that there were not any significant uncertainties related to costs that it has yet to incur with respect to the lease.
At the amendment date of the lease, a discount rate of 3.9% implicit in the sales-type lease was used to calculate the present value of the minimum lease payments, which the Company recorded as a lease receivable. The Company recognized a gain of $5,568 within other operating income, net in the accompanying unaudited condensed consolidated statement of operations.
The following table reflects the classification of the lease receivable within our accompanying unaudited condensed consolidated balance sheet:

March 31, 2021
Lease receivable	$5,985
Less: current portion in prepaid expenses and other current assets	(294)
Non-current portion in other assets	$5,691

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
Accrued liabilities
The following table shows the components of accrued liabilities:

	March 31, 2021	December 31, 2020
Accrued expenses	$11,365	$19,323
Accrued working capital adjustment for the Allied Transaction	—	6,954
Accrued payroll and bonuses	2,430	7,227
Accrued preferred stock dividends	2,067	1,356
Accrued interest	99	77
Accrued liabilities	$15,961	$34,937
Asset Retirement Obligations
The Company owns one structural fill site with continuing maintenance and monitoring requirements after their closure and four tracts of real property with decommissioning, remediation and monitoring requirements. As of March 31, 2021 and December 31, 2020, the Company has accrued $54,112 and $5,159, respectively, for these asset retirement obligations.
The following table reflects the activity for the asset retirement obligations:

	Three Months Ended
	March 31,
	2021	2020
Balance, beginning of period	$5,159	$15,131
Liabilities acquired (See Note 5)	50,590	—
Liabilities settled	(1,870)	(2,332)
Accretion	233	188
Balance, end of period	54,112	12,987
Less: current portion	(18,729)	(7,836)
Non-current portion	$35,383	$5,151
8. Equity Method Investment
Charah has an investment in a company that provides ash management and remarketing services to the electric utility industry. Charah accounts for its investment under the equity method of accounting because Charah has significant influence over the financial and operating policies of the company. Charah had a payable to the equity method investment of $2 at March 31, 2021 and a receivable due from the equity method investment of $182 at December 31, 2020. In December 2020, the Company informed our joint venture partner of our decision to exit the joint venture due to unfavorable economic conditions associated with a new contract that would adversely impact the future earnings capacity of our investment. In 2021, the joint venture sold its property and equipment at an amount exceeding carrying value and continues to settle its remaining current assets and liabilities through the normal course of business.
Summarized balance sheet information of our equity method investment entity is as follows:

	March 31, 2021	December 31, 2020
Current assets	$80	$1,812
Noncurrent assets	—	282
Total assets	$80	$2,094

Current liabilities	—	432
Equity of Charah	40	831
Equity of joint venture partner	40	831
Total liabilities and members’ equity	$80	$2,094

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
Summarized financial performance of our equity method investment entity is as follows:

	Three Months Ended
	March 31,
	2021	2020
Revenue	$555	$1,478
Net income	404	592
Charah Solutions’ share of net income	202	296
The following table reflects our proportional ownership activity in our investment account:

	Three Months Ended
	March 31,
	2021	2020
Opening balance	$831	$5,078
Distributions	(993)	(593)
Share of net income	202	296
Closing balance	$40	$4,781
9. Related Party Transactions
ATC Group Services LLC (“ATC”), an entity owned by BCP, our majority stockholder, provided environmental consulting and engineering services at certain service sites. Expenses to ATC were $54 and $30 for the three months ended March 31, 2021 and 2020, respectively. The Company had no receivables outstanding from ATC at March 31, 2021 and December 31, 2020. The Company had payables and accrued expenses, net of credit memos, due to ATC of $12 and $29 at March 31, 2021 and December 31, 2020, respectively.
As further discussed in Note 4, Discontinued Operations, in November 2020, the Company sold its Allied subsidiary to an affiliate of BCP.
As further discussed in Note 13, Mezzanine Equity, in March 2020, the Company entered into an agreement with an investment fund affiliated with BCP to sell 26,000 shares of Preferred Stock.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
10. Goodwill and Intangible Assets
Goodwill and indefinite-lived intangible assets are not amortized but instead are tested for impairment annually or more often if events or changes in circumstances indicate that the fair value of the asset may have decreased below its carrying value. We perform our impairment test effective October 1st of each year and evaluate for impairment indicators between annual impairment tests, of which there were none. There was no goodwill activity during the three months ended March 31, 2021.
Indefinite-Lived and Definite-Lived Intangible Assets
Our intangible assets, net include a trade name and water rights that are considered to have indefinite lives. As further discussed in Note 5, in February 2021, the Company acquired an indefinite-lived intangible asset for water rights through the Gibbons Creek Transaction.
Our intangible assets, net include customer relationships that are considered to have a definite life. Our customer relationships are amortized on a straight-line basis over their estimated useful lives of 10 years. The amortization expense of our definite-lived intangible assets was $1,974 and $2,095 for the three months ended March 31, 2021 and 2020, respectively.
The Company’s intangible assets consist of the following:

	March 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangibles
Customer relationships	$78,942	$(32,806)	$46,136	$78,942	$(30,832)	$48,110

Indefinite-lived intangibles
Charah trade name			13,316			13,316
Water rights			5,196			—
Total			18,512			13,316

Total			$64,648			$61,426
11. Credit Agreement
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

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
The Revolving Loan provides a principal amount of up to $50,000, reduced by outstanding letters of credit. As of March 31, 2021 and December 31, 2020, $19,085 and $12,003, respectively, was outstanding on the Revolving Loan and $15,879 and $11,079, respectively, of letters of credit were outstanding.
But for Amendment No. 2 to Credit Agreement and Waiver (the “Second Amendment”), as of June 30, 2019, we would not have complied with the requirement to maintain a consolidated net leverage ratio of 3.75 to 1.00 under the Credit Facility. On August 13, 2019, we entered into the Second Amendment, under which, among other things, the required lenders agreed to waive such non-compliance.
Also, according to the terms of the Second Amendment, the Credit Facility was amended to revise the required financial covenant ratios, which have been modified as described below. As consideration for these accommodations, we agreed that amounts borrowed under the Delayed Draw Commitment would not exceed $15,000 at any one time outstanding (without reducing the overall Delayed Draw Commitment amount). Further, the margin of interest charged on all outstanding loans was increased to 4.00% for loans based on LIBOR and 3.00% for loans based on the alternative base rate. The Second Amendment revised the amount of (i) the commitment fees to 0.35% at all times for the unused portions of the Credit Facility and (ii) fees on outstanding letters of credit to 3.35% at all times. The Second Amendment also added a requirement to make two additional scheduled prepayments of outstanding loans under the Credit Facility, including a payment of $50,000 on or before September 13, 2019, and an additional payment of $40,000 on or before March 31, 2020. The $50,000 payment was made before September 13, 2019, using proceeds of the Brickhaven deemed termination payment. The Second Amendment required the Company to pay the Administrative Agent an amendment fee in an amount equal to 1.00% of the total credit exposure under the Credit Facility immediately before the effectiveness of the Second Amendment, and this fee was paid on August 16, 2020.
The Second Amendment also included revisions to the restrictive covenants, including removing certain exceptions to the restrictions on our ability to make acquisitions, investments and dividends or other distributions. After giving effect to the Second Amendment, we will not be permitted to make any distributions or dividends to our stockholders without the required lenders’ consent.
In March 2020, the Company entered into Amendment No. 3 to Credit Agreement (the “Third Amendment”).
Under the terms of the Third Amendment, the Credit Facility was amended to waive the mandatory $40,000 prepayment due on or before March 31, 2020, and to revise the required financial covenant ratios such that, after giving effect to the Third Amendment, we were not required to comply with any financial covenants through December 30, 2020. After December 30, 2020, we were required to comply with a maximum consolidated net leverage ratio of 6.50 to 1.00 from December 31, 2020 through June 29, 2021, decreasing to 6.00 to 1.00 from June 30, 2021 through December 30, 2021, and to 3.50 to 1.00 as of December 31, 2021 and thereafter. After giving effect to the Third Amendment, we were also required to comply with a minimum fixed charge coverage ratio of 1.00 to 1.00 as of December 31, 2020, increasing to 1.20 to 1.00 as of March 31, 2021 and thereafter. In the event that we were unable to comply in the future with such financial covenants upon delivery of our financial statements under the terms of the Credit Facility, an Event of Default (as defined in the Credit Facility) will have occurred, and the Administrative Agent can then, following a specified cure period, declare the unpaid principal amount of all outstanding loans, all interest accrued and unpaid thereon, and all other amounts payable to be immediately due and payable by the Company.
The Third Amendment increased the maximum amount available to be borrowed under the Delayed Draw Commitment from $15,000 to $25,000, subject to certain quarterly amortization payments. The Third Amendment also included revisions to the restrictive covenants, including increasing the amount of indebtedness that the Company may incur regarding certain capitalized leases from $50,000 to $75,000.
Under the Third Amendment, the Company has agreed to make monthly amortization payments in respect of term loans beginning in April 2020 and move the maturity date for all loans under the Credit Facility to July 31, 2022 (the “Maturity Date”). Also, if at any time after August 13, 2019, the outstanding principal amount of the Delayed Draw Term Loans exceeds $10,000, we will incur additional interest at a rate equal to 10.0% per annum on all daily average amounts exceeding $10,000 payable at March 31, 2020 and at the Maturity Date. Further, the Third Amendment requires mandatory prepayments of revolving loans with any cash held by the Company over $10,000, which excludes the amount of proceeds received in respect of the Preferred Stock Offering (as defined below) to the extent such funds are used for liquidity and general corporate purposes. The Company has also agreed to an increase of four percent (4%) to the interest rate applicable to the Closing Date Term Loan compounded monthly and paid in kind by adding such portion to the outstanding principal amount.
As a condition to entering into the Second Amendment, we were required to pay the Administrative Agent an amendment fee (the “Second Amendment Fee”) in an amount equal to 1.50% of the total credit exposure under the Credit Facility immediately before the effectiveness of the Second Amendment. Of the Second Amendment Fee, 0.50% was due and paid on October 15, 2019, and 1.00% of such Second Amendment Fee was paid on August 16, 2020. We were also required to pay the Administrative Agent an amendment fee associated with the Third Amendment (the “Third Amendment Fee”) in an amount equal to 0.20% of the total credit exposure under the Credit Facility, immediately before the effectiveness of the Third Amendment, with such Third Amendment Fee paid on June 30, 2020. Finally, we will also pay an additional fee with respect to the Third Amendment in the amount of $2,000, with such fee being due and payable on the Maturity Date.
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
In accordance with ASC 470, Debt, the Company calculated the present value of the cash flows for purposes of applying the 10% cash flow test for the Third Amendment and concluded that the original and new debt instruments were substantially different, necessitating that the Third Amendment be accounted for as an extinguishment. The Company capitalized third-party fees of $1,623 that will be amortized prospectively through interest expense, net in the accompanying unaudited condensed consolidated statement of operations using the effective interest method through the Maturity Date. Fees payable to the lenders (as discussed above) of $5,162 were associated with the extinguishment of the old debt instrument and included in loss on extinguishment of debt in the accompanying unaudited condensed consolidated statements of operations. The Company wrote off unamortized debt issuance costs of $3,441, which is included in loss on extinguishment of debt in the accompanying unaudited condensed consolidated statements of operations. The Company also calculated the present value of the cash flows for purposes of applying the 10% cash flow test for the Fourth Amendment and concluded that the original and new debt instruments were not substantially different, necessitating that the Fourth Amendment be accounted for as a modification.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
12. Notes Payable
The following table summarizes the major components of debt at each balance sheet date and provides maturities and interest rate ranges for each major category as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Various equipment notes entered into in November 2017, payable in monthly installments ranging from $6 to $24, including interest at 5.2%, maturing in December 2022 through December 2023. The notes are secured by equipment with a net book value of $1,867 as of March 31, 2021.	$2,596	$2,871
Various equipment notes entered into in 2018, payable in monthly installments ranging from $1 to $39, including interest ranging from 5.6% to 6.8%, maturing in March 2023 through May 2025. The notes are secured by equipment with a net book value of $7,239 as of March 31, 2021.	7,930	8,446
Various equipment notes entered into in 2019, payable in monthly installments ranging from $2 to $23, including interest ranging from 3.9% to 6.4%, maturing in April 2021 through December 2024. The notes are secured by equipment with a net book value of $2,784 as of March 31, 2021.	3,273	3,490
Various equipment notes entered into in 2020, payable in monthly installments ranging from $9 to $10, including interest of 5.4%, maturing in August 2025. The notes are secured by equipment with a net book value of $2,119 as of March 31, 2021.	1,916	2,011
Various equipment notes entered into in 2021, payable in monthly installments ranging from $3 to $8, including interest of 5.4%, maturing in February 2026. The notes are secured by equipment with a net book value of $844 as of March 31, 2021.	761	—
Various commercial insurance premium financing agreements entered into in 2020, payable in monthly installments ranging from $22 to $126, including interest ranging from 3.4% to 3.8%, that matured in February and March 2021.	—	453
A commercial insurance premium financing agreement entered into in 2021, payable in monthly installments of $24, including interest of 3.9%, maturing in October 2021.	167	—
A $10,000 equipment line with a bank, entered into in December 2017, secured by all equipment purchased with the proceeds of the loan. Interest is calculated on any outstanding amounts using a fixed rate of 4.5%. The equipment line converted to a term loan in September 2018 with a maturity date of June 22, 2023. The term loan is secured by equipment with a net book value of $3,809 as of March 31, 2021.	5,295	5,791
Pursuant to the terms of the Third Amendment, the Closing Date Term Loan and the Delayed Draw Term Loan entered into in September 2018 as part of the Syndicated Credit Facility (see also Note 11), maturing July 2022. The interest rate applicable to the Closing Date Term Loan and the Delayed Draw Term Loan is based on a fluctuating rate of interest measured by reference to, at the Company’s election, either (i) the Eurodollar rate, currently the LIBOR rate, or (ii) an alternative base rate. With respect to the Closing Date Term Loan, principal payments required are $1,280 monthly from April 2021 through December 2021, and $1,500 monthly thereafter. The term loan is secured by substantially all the assets of the Company and is subject to certain financial covenants.
	122,629	125,239
Total	144,567	148,301
Less debt issuance costs, net	(860)	(1,024)
	143,707	147,277
Less current maturities	(22,896)	(22,308)
Notes payable due after one year	$120,811	$124,969
13. Mezzanine Equity
As a condition to the Third Amendment in March 2020, the Company entered into an agreement with an investment fund affiliated with BCP to sell 26 (twenty-six thousand) shares of Series A Preferred Stock, par value $0.01 per share (the “Preferred Stock”), with an initial aggregate liquidation preference of $26,000, net of a 3% Original Issue Discount (“OID”) of $780 for net proceeds of $25,220 in a private placement (the “Preferred Stock Offering”). Proceeds from the Preferred Stock Offering were used for liquidity and general corporate purposes. In connection with the issuance of the Preferred Stock, the Company incurred direct expenses of $966, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. The Preferred Stock was initially recorded net of OID and direct expenses, which will be accreted through paid-in-capital as a deemed dividend from the date of issuance through the first possible known

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
redemption date, March 16, 2023. As of March 31, 2021 and December 31, 2020, the Company had accrued dividends of $935 and $906, respectively, associated with the Preferred Stock, which was recorded at a fair value of $2,067 and $1,356, respectively, using observable information for similar items and is classified as a level 2 fair value measurement.
Dividend Rights The Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights and rights on the distribution of assets in any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Preferred Stock had an initial liquidation preference of $1 (one thousand dollars) per share.
The holders of the Preferred Stock are entitled to a cumulative dividend paid in cash at the rate of 10.0% per annum, payable on a quarterly basis. If we do not declare and pay a dividend to the holders of the Preferred Stock, the dividend rate will increase to 13.0% per annum, and the dividends are paid-in-kind by adding such amount to the liquidation preference. The Company’s intention is to pay dividends in-kind for the foreseeable future. The dividend rate will increase to 16.0% per annum upon the occurrence and during the continuance of an event of default. As of March 31, 2021, the liquidation preference of the Preferred Stock was $29,719.
Conversion Features The Preferred Stock is convertible at the option of the holders at any time on and after the three-month anniversary of the date of issuance into shares of common stock at a conversion price of $2.77 per share (the “Conversion Price”), which represents a 30% premium to the 20-day volume-weighted average price ended March 4, 2020. As of March 31, 2021, the maximum number of common shares that could be required to be issued if converted is 10,729 (ten million seven hundred twenty-nine thousand). The conversion rate is subject to the following customary anti-dilution and other adjustments:
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
On or after the three-year anniversary of the date of issuance, if the holders have not elected to convert all their shares of Preferred Stock, the Company may give 30 days’ notice to the holders giving the holders the option to choose, in their sole discretion, to have all outstanding shares of Preferred Stock converted into shares of common stock or redeemed in cash at the then applicable Redemption Price (as defined below). The Company may not issue this conversion notice unless (i) the average volume-weighted average price per share of the Company’s common stock during each of the 20 consecutive trading days before the conversion is greater than 120% of the conversion price; (ii) the Company’s common stock is listed on a national securities exchange; (iii) a registration statement for the re-sale of the common stock is then effective; and (iv) the Company is not then in possession of material non-public information as determined by Regulation FD promulgated under the Exchange Act.
The Preferred Stock and the associated dividend payable on March 31, 2020, did not generate a beneficial conversion feature (“BCF”) upon issuance as the fair value of the Company’s common stock was less than the conversion price. If a BCF is recognized, a reduction to paid-in capital and the Preferred Stock will be recorded and subsequently accreted through the first redemption date.
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
On or after the three-year anniversary of the issuance of the Preferred Stock, the Company may redeem the Preferred Stock, in whole or in part, for an amount in cash equal to the greater of (i) the closing sale price of the common stock on the date the Company delivers such notice multiplied by the number of shares of common stock issuable upon conversion of the outstanding Preferred Stock and (ii) (x) if the redemption occurs before the fourth anniversary of the date of the closing, 103% of the Liquidation Preference, plus accrued and unpaid dividends, or (y) if the redemption occurs on or after the fourth anniversary of the date of the closing, the Liquidation Preference plus accrued and unpaid dividends (the foregoing clauses (i) or (ii), as applicable, the “Redemption Price”).

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
On or after the seven-year anniversary of the date of issuance, the holders have the right, subject to applicable law, to require the Company to redeem the Preferred Stock, in whole or in part, into cash consideration equal to the liquidation preference, plus all accrued and unpaid dividends, from any source of funds legally available for such purpose.
Since the redemption of the Preferred Stock is contingently or optionally redeemable and therefore not certain to occur, the Preferred Stock is not required to be classified as a liability under ASC 480, Distinguishing Liabilities from Equity. As the Preferred Stock is redeemable in certain circumstances at the option of the holder and is redeemable in certain circumstances upon the occurrence of an event that is not solely within our control, we have classified the Preferred Stock in mezzanine equity in the accompanying unaudited condensed consolidated balance sheets.
Liquidation Rights In the event of any liquidation, winding-up or dissolution of the Company, whether voluntary or involuntary, the holders of the Preferred Stock would receive an amount in cash equal to the greater of (i) 100% of the liquidation preference plus a Make-Whole Premium and (ii) the amount such holders would be entitled to receive at such time if the Preferred Stock were converted into Company common stock immediately before the liquidation event. The Make-Whole Premium is removed from the calculation for a liquidation event occurring after the third anniversary of the issuance date.
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
Registration Rights The holders of the Preferred Stock have certain customary registration rights with respect to the shares of common stock into which the Preferred Stock is converted, pursuant to the terms of a registration rights agreement.
14. Interest Rate Swap
To manage interest rate risk in a cost-efficient manner, the Company entered into an interest rate swap in December 2017 whereby the Company agreed to exchange with the counterparty, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to a notional amount. The interest rate swap is not designated for hedge accounting. The interest rate swap is classified within other liabilities in the unaudited condensed consolidated balance sheets at March 31, 2021 and December 31, 2020 and is considered to be level 2 in the fair value hierarchy. The change in fair value of the interest rate swap is immediately recognized in earnings, within interest expense, net.
     As of both March 31, 2021 and December 31, 2020, the notional amount of the interest rate swap was $150,000. A fair value liability of $815 and $935 was recorded within other current liabilities in the unaudited condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively. The total amount of gain (loss) included in interest expense, net in the unaudited condensed consolidated statements of operations was $120 and $(64) for the three months ended March 31, 2021 and 2020, respectively.
15. Contract Assets and Liabilities
The timing of revenue recognition, billings and cash collections results in accounts receivable, contract assets, and contract liabilities on the unaudited condensed consolidated balance sheets.
Our contract assets are as follows:

	March 31, 2021	December 31, 2020
Costs and estimated earnings in excess of billings	$12,523	$12,196
Retainage	6,397	6,133
Total contract assets	$18,920	$18,329
    Our contract liabilities are as follows:

	March 31, 2021	December 31, 2020
Deferred revenue	$1,440	$128
Billings in excess of costs and estimated earnings	29,356	6,167
Total contract liabilities	$30,796	$6,295
We recognized revenue of $5,709 for the three months ended March 31, 2021 that was previously included in contract liabilities at December 31, 2020. The increase in contract liabilities was primarily due to an increase in billings in excess of costs and estimated earnings associated with billings during the three months ended March 31, 2021 for a specific remediation and compliance project.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
Costs and estimated earnings on uncompleted contracts are as follows:

	March 31, 2021	December 31, 2020
Costs incurred on uncompleted contracts	$138,644	$123,339
Estimated earnings	21,332	18,425
Total costs and estimated earnings	159,976	141,764
Less billings to date	(176,809)	(135,735)
Costs and estimated earnings in excess of billings	$(16,833)	$6,029
The net balance in process classified on the unaudited condensed consolidated balance sheets is as follows:

	March 31, 2021	December 31, 2020
Costs and estimated earnings in excess of billings	$12,523	$12,196
Billings in excess of costs and estimated earnings	(29,356)	(6,167)
Net balance in process	$(16,833)	$6,029
Anticipated losses on long-term contracts are recognized when such losses become evident. As of March 31, 2021 and December 31, 2020, accruals for anticipated losses on long-term contracts were $122 and $155, respectively.
16. Stock/Unit-Based Compensation
The Company adopted the Charah Solutions, Inc. 2018 Omnibus Incentive Plan (the “2018 Plan”), pursuant to which employees, consultants, and directors of the Company and its affiliates, including named executive officers, are eligible to receive awards. The 2018 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, bonus stock, dividend equivalents, other stock-based awards, substitute awards, annual incentive awards, and performance awards intended to align the interests of participants with those of Company's stockholders. The Company has reserved 3,007 shares of common stock for issuance under the 2018 Plan. During the three months ended March 31, 2021, the Company granted 3 restricted stock units (“RSUs”) under the 2018 Plan that vested immediately and 0 performance share units (“PSUs”).
A summary of the Company’s non-vested share activity for the three months ended March 31, 2021 is as follows:

	Restricted Stock		Performance Stock		Total
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2020	981	$5.08	453	$4.02	1,434	$4.74
Granted	3	2.78	—	—	3	2.78
Forfeited	(29)	12.00	—	—	(29)	12.00
Vested	(151)	11.82	—	—	(151)	11.82
Balance as of March 31, 2021	804	$3.56	453	$4.02	1,257	$3.72

	Restricted Stock		Performance Stock		Total
	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2020	0.79	$2,817	1.68	$1,299	1.07	$4,116

Balance as of March 31, 2021	0.57	$3,908	1.43	$2,201	0.88	$6,109
Stock-based compensation expense related to the restricted stock issued was $257 and $615 during the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, total unrecognized stock-based compensation expense related to non-vested awards of restricted stock, net of estimated forfeitures, was $600, and is expected to be recognized over a weighted-average period of 1.28 years. The total fair value of awards vested for the three months ended March 31, 2021 was $736.
Stock-based compensation expense related to the performance stock issued was $41 and $110 during the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, total unrecognized stock-based compensation expense related to non-vested awards of performance stock, net of estimated forfeitures, was $598, and is expected to be recognized over a weighted-average period of 1.26 years.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
17. Commitments and Contingencies
We were party to a lawsuit filed against North Carolina by an environmental advocacy group alleging that the issuance by the state of certain permits associated with our Brickhaven clay mine reclamation site exceeded the state’s power. In December 2020, the Company, the environmental advocacy group and the state settled, resolved and dismissed all matters. Before the settlement, all customer-related work at the Brickhaven site had been completed. The settlement allows for all completed work to remain unchanged. Per the settlement, the Company will not place any additional material at the site, will place a deed restriction requiring engineering oversight for the future development of the site and will continue groundwater monitoring at the site. In April 2021, the state approved the Company’s application to modify its permit to conform to the work as completed. The Company will continue its work with the state to complete the remaining site closure operations.
Allied Power Services, LLC and its affiliate, Allied Power Resources, LLC, have been named in a collective action lawsuit filed in the U.S. District Court for the Northern District of Illinois, alleging violations of the Fair Labor Standards Act. This lawsuit includes related class claims alleging violations of the Illinois Minimum Wage Law and the Pennsylvania Minimum Wage Act for failure to pay overtime. This case is one of a series filed against companies in the oil, gas and energy industries in Illinois and Texas. The parties mediated this case in November 2018 and reached a settlement. As part of the Allied Transaction, the Company assumed the remaining settlement liability. On July 15, 2020, the court granted final approval of the settlement, and the final settlement payment was made in April 2021.
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
We believe amounts previously recorded are sufficient to cover any liabilities arising from the proceedings with all outstanding legal claims. Except as reflected in such accruals, we are currently unable to estimate a range of reasonably possible loss or a range of reasonably possible loss in excess of the amount accrued for outstanding legal matters.
18. Income Taxes
The Company had income tax expense of $157 and $0 for the three months ended March 31, 2021 and 2020, respectively, due to adjustments to the valuation allowance on deferred tax assets.
The effective income tax rate for the period was 20.1% without regard to the impact of the valuation allowance and includes the effect of state income taxes, nondeductible items and benefits for non-controlling interests. The Company’s income is subject to a federal statutory rate of 21.0% and an estimated state statutory rate of 4.2% before considering the valuation allowance.
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
At March 31, 2021, deferred tax liabilities, net of deferred tax assets, was $525. A valuation allowance has been recorded for the deferred tax assets as the Company has determined that it is not more likely than not that the tax benefits related to all the deferred tax assets will be realized. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance on its deferred tax assets.
19. Loss Per Share
Basic loss per share is computed by dividing net loss attributable to the Company’s stockholders by the weighted-average number of shares outstanding during the period. Diluted loss per share reflects all potentially dilutive ordinary shares outstanding during the period and is computed by dividing net loss attributable to the Company’s stockholders by the weighted-average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding as dilutive securities.
Basic and diluted loss per share is determined using the following information:

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Numerator:
Loss from continuing operations, net of tax and non-controlling interest	$(1,287)	$(17,293)
Deemed and imputed dividends on Series A Preferred Stock	(147)	—
Series A Preferred Stock dividends	(2,067)	(111)
Net (loss) income from continuing operations attributable to common stockholders	(3,501)	(17,404)
Net income (loss) from discontinued operations	—	3,043
Net loss attributable to common stockholders	$(3,501)	$(14,361)

Denominator:
Weighted average shares outstanding	30,113	29,644
Dilutive share-based awards	—	—
Total weighted average shares outstanding, including dilutive shares	30,113	29,644

Net (loss) income from continuing operations per common share
Basic	$(0.12)	$(0.59)
Diluted	$(0.12)	$(0.59)

Net income (loss) from discontinued operations per common share
Basic	$—	$0.10
Diluted	$—	$0.10

Net loss attributable to common stockholders per common share
Basic	$(0.12)	$(0.48)
Diluted	$(0.12)	$(0.48)
The holders of the Preferred Stock have nonforfeitable rights to common stock dividends or common stock dividend equivalents. Accordingly, the Preferred Stock qualifies as participating securities.
As a result of the net loss per share for the three months ended March 31, 2021 and 2020, the inclusion of all potentially dilutive shares would be anti-dilutive. Therefore, dilutive shares of 11,788 and 3,012 were excluded from the computation of the weighted-average shares for diluted net loss per share for the three months ended March 31, 2021 and 2020, respectively.
A summary of securities excluded from the computation of diluted earnings per share is presented below:

	Three Months Ended
	March 31,
	2021	2020
Diluted earnings per share:
Anti-dilutive restricted and performance stock units	1,393	1,361
Anti-dilutive Series A Preferred Stock convertible into common stock	10,395	1,651
Potentially dilutive securities, excluded as anti-dilutive	11,788	3,012

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
On November 19, 2020, the Company sold its Allied Power Holdings LLC (“Allied”) subsidiary engaged in maintenance, modification and repair services to the nuclear and fossil power generation industry to an affiliate of Bernhard Capital Partners Management, LP (“BCP”), the Company’s majority shareholder, in an all-cash deal for $40 million (the “Allied Transaction”) subject to customary adjustments for working capital and other adjustments as set forth in the Purchase Agreement. The Company has presented Allied as discontinued operations in the accompanying unaudited condensed consolidated financial statements and related notes.
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
On February 10, 2021, the Company purchased the Texas Municipal Power Agency’s Gibbons Creek Steam Electric Station and Reservoir’s related assets in Grimes County, Texas (“the Gibbons Creek Transaction”). The Company acquired the 6,166-acre area, including the closed power station, a 3,500-acre reservoir, dam and spillway and other property. As part of our ERT services, the Company will be responsible for the decommissioning of the coal power plant, and as part of the acquisition, the Company will be assuming an asset retirement obligation for the site landfill and ash pond environmental remediation work.
COVID-19 Update
The pandemic caused by a novel coronavirus (“COVID-19”) has impacted many aspects of our operations, directly and indirectly, including our employees, the services we provide at our customers’ power generation facilities, our suppliers and the overall market for our products and services. We, along with our utility partners, have implemented the precautionary health and safety measures recommended by the Centers for Disease Control and Prevention (the “CDC”) in response to the COVID-19 pandemic, including, but not limited to: an employee health status questionnaire, taking daily temperatures, enhanced sanitation practices and cleaning surfaces throughout each shift, and increasing the number of hand sanitizing stations. We have also implemented social distancing measures, such as staggering shift start and stop times and break times with additional break spaces to support social distancing as well as holding safety meetings outside of the site trailer. Furthermore, we have implemented work-from-home measures for the majority of office employees. Understanding that the COVID-19 challenge is evolving, based on new information and feedback, we continue to monitor the situation and update our proactive measures in coordination with our customers.

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
The COVID-19 pandemic presents potential new risks to the Company’s business. A sustained downturn may result in the carrying value of our long-lived assets exceeding their fair value, which may require us to recognize an impairment to those assets. Furthermore, delays in customer payments for our services may impact the collectability of our trade accounts receivable. The COVID-19 pandemic has caused logistical and other challenges and may continue to affect demand for our byproduct sales, which are driven by construction activity, and the timing of our remediation and compliance services projects, due to delays in new contract awards.
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
We define Adjusted EBITDA as net loss attributable to Charah Solutions, Inc. before loss on extinguishment of debt, impairment expense, interest expense, income taxes, depreciation and amortization, equity-based compensation, non-recurring legal costs and expenses and transaction-related expenses and other items. Adjusted EBITDA margin represents the ratio of Adjusted EBITDA to total revenue. See “—Non-GAAP Financial Measures” below for more information and a reconciliation of Adjusted EBITDA to net loss attributable to Charah Solutions, Inc., the most directly comparable financial measure calculated and presented in accordance with GAAP.

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
Seasonality of Business
Based on historical trends, we expect our operating results to vary seasonally. Variations in normal weather patterns can cause changes in energy consumption, which may influence the demand and timing of associated services for our fossil services offerings. Inclement weather can impact construction-related activities associated with pond and landfill remediation, which affects the timing of revenue generation for our remediation and compliance services. Our byproduct sales are also negatively affected during winter months when the use of cement and cement products is generally lower.
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
Cost Management and Capital Investment Efficiency
Our principal operating costs consist of labor, material and equipment costs and equipment maintenance. We focus on cost management and efficiency, including monitoring labor costs, both in terms of wage rates and headcount, along with other costs such as materials and equipment. We believe we maintain a disciplined approach to capital expenditure decisions, typically associated with specific contract requirements. Furthermore, we strive to extend our equipment's useful life through a well-planned routine maintenance program.
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

Our fossil services offerings focus on recurring and daily onsite management for coal-fired power generation facilities to fulfill our customers' environmental service needs in handling their waste byproducts. Over the last five years, our renewal rate for fossil services contracts has been approximately 90%. Coal ash management is mission-critical to the power plants' daily operations as they generally only have on-site storage capacity for three to four days of CCR waste accumulation. These services include silo management, on-site ash transportation, landfill management, and capture and disposal of ash byproducts from coal power operations. This combination of one-stop related services deepens customer connectivity and drives long-term relationships which we believe are critical for renewing existing contracts, winning incremental business from existing customers at new sites and adding new customers.
Results of Operations
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

	Three Months Ended
	March 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Revenue	$52,107	$51,277	$830	1.6%
Cost of sales	46,522	46,382	140	0.3%
Gross profit	5,585	4,895	690	14.1%
General and administrative expenses	9,432	10,668	(1,236)	(11.6)%
Gain on sales-type lease	5,568	—	5,568	100.0%
Gains and losses on sale of fixed assets and other operating income from ERT services	547	—	547	100.0%
Other operating expenses from ERT services	290	—	290	100.0%
Operating income (loss)	1,978	(5,773)	7,751	134.3%
Interest expense, net	(3,235)	(2,859)	(376)	(13.2)%
Loss on extinguishment of debt	—	(8,603)	8,603	(100.0)%
Income from equity method investment	202	296	(94)	31.8%
Loss from continuing operations before income taxes	(1,055)	(16,939)	15,884	(93.8)%
Income tax expense	157	—	157	100.0%
Net loss from continuing operations, net of tax	(1,212)	(16,939)	15,727	(92.8)%
Income from discontinued operations, net of tax	—	3,043	(3,043)	(100.0)%
Net loss	(1,212)	(13,896)	12,684	91.3%
Less income attributable to non-controlling interest	75	354	(279)	78.8%
Net loss attributable to Charah Solutions, Inc.	$(1,287)	$(14,250)	12,963	91.0%

Amounts attributable to Charah Solutions, Inc.
Loss from continuing operations, net of tax and non-controlling interest	$(1,287)	$(17,293)	16,006	92.6%
Deemed and imputed dividends on Series A Preferred Stock	(147)	—	(147)	(100.0)%
Series A Preferred Stock dividends	(2,067)	(111)	(1,956)	(1,762.2)%
Net loss from continuing operations attributable to common stockholders	(3,501)	(17,404)	13,903	79.9%
Income from discontinued operations, net of tax	—	3,043	(3,043)	100.0%
Net loss attributable to common stockholders	$(3,501)	$(14,361)	10,860	75.6%
Revenue. Revenue increased $0.8 million, or 1.6%, for the three months ended March 31, 2021 to $52.1 million as compared to $51.3 million for the three months ended March 31, 2020, primarily driven by an increase of $7.5 million in remediation and compliance and fossil services revenue from the commencement of new project and time and materials work, partially offset by a decrease of $6.7 million in byproduct sales offerings due to lower plant production that we believe was due to lower demand as a result of the COVID-19 pandemic.
Gross Profit. Gross profit increased $0.7 million, or 14.1%, for the three months ended March 31, 2021 to $5.6 million as compared to $4.9 million for the three months ended March 31, 2020, primarily driven by an increase in remediation and compliance revenue from the commencement of new project work and increase in gross profit margin on byproduct sales, partially offset by a decrease in byproduct sales offerings due to lower plant production that we believe was due to lower demand as a result of the COVID-19 pandemic. As a percentage of revenue, gross profit was 10.7% and 9.5% for the three months ended March 31, 2021 and 2020, respectively.
General and Administrative Expenses. General and administrative expenses decreased $1.2 million, or 11.6%, for the three months ended March 31, 2021 to $9.4 million as compared to $10.7 million for the three months ended March 31, 2020, primarily attributable to reductions in staff and other cost-cutting measures implemented in April 2020 in response to the COVID-19 pandemic, partially offset by an increase in transaction-related expenses and other items of $0.8 million.

Gain on sales-type lease. Gain on sales-type lease increased $5.6 million for the three months ended March 31, 2021 due to the recognition of the sales-type lease discussed in Note 7, Balance Sheet Items.
Gains and losses on sale of fixed assets and other operating income from ERT services. Gains and losses on sale of fixed assets and other operating income from ERT services increased $0.5 million for the three months ended March 31, 2021 due to the commencement of operations on the Gibbons Creek ERT project.
Other operating expenses from ERT services. Other operating expenses from ERT services increased $0.3 million for the three months ended March 31, 2021 due to expenses associated with the commencement of operations on the Gibbons Creek ERT project.
Interest Expense, Net. Interest expense, net increased $0.4 million, or 13.2%, for the three months ended March 31, 2021 to $3.2 million as compared to $2.9 million for the three months ended March 31, 2020. The increase was primarily attributable to paid in-kind interest related to the amendments to the Credit Facility as discussed below “—Liquidity and Capital Resources—Our Debt Agreements—Existing Credit Facility,” partially offset by lower debt balances and the non-cash mark-to-market gain associated with the change in value of our interest rate swap.
Loss on Extinguishment of Debt. Loss on extinguishment of debt decreased $8.6 million during the three months ended March 31, 2021 due to the absence of expenses incurred as a result of the Company’s Amendment No. 3 to Credit Agreement (the “Third Amendment”) of our existing Credit Facility during the three months ended March 31, 2020 as discussed below in “—Liquidity and Capital Resources—Our Debt Agreements—Existing Credit Facility.” The Company expensed $5.2 million in amendment fees and wrote off $3.4 million in previously capitalized debt issuance costs as a result of the Third Amendment during the three months ended March 31, 2020.
Income from Equity Method Investment. Income from equity method investment decreased $0.1 million, or 31.8%, during the three months ended March 31, 2021 to $0.2 million as compared to $0.3 million during the three months ended March 31, 2020, primarily due to a reduction in ash volumes generated by the utility and available for us to sell.
Income Tax Expense. Income tax expense increased $0.2 million during the three months ended March 31, 2021, primarily due to limitations of the utilization of deferred tax assets against the reversal of deferred tax liabilities.
Income from Discontinued Operations, Net of Tax. Income from discontinued operations, net of tax decreased $3.0 million during the three months ended March 31, 2021 due to the Company's sale of its Allied subsidiary in November 2020.
Net Loss. Net loss decreased $12.7 million, or 91.3%, for the three months ended March 31, 2021 to $1.2 million as compared to $13.9 million for the three months ended March 31, 2020.
Condensed Consolidated Balance Sheets
    The following table is a summary of our overall financial position:

	March 31, 2021	December 31, 2020	Change
	(in thousands)
Total assets	$339,018	$280,960	$58,058
Total liabilities	292,905	233,221	59,684
Mezzanine equity	28,926	27,423	1,503
Total equity	17,187	20,316	(3,129)
    Assets
Total assets increased $58.1 million driven primarily by $55.2 million in assets acquired as part of the Gibbons Creek Transaction discussed in Note 5, Asset Acquisition, an increase in restricted cash of $14.5 million related to a specific remediation and compliance project, and a lease receivable of $6.0 million resulting from the sales-type lease discussed in Note 7, Balance Sheet Items. These increases were partially offset by depreciation and amortization expense of $6.1 million and a decrease in accounts receivable, net of $7.1 million.
Liabilities
Total liabilities increased $59.7 million driven by the asset retirement obligations acquired of $50.6 million as part of the Gibbons Creek Transaction discussed in Note 5, Asset Acquisition, and an increase of $24.5 million in contract liabilities from billings in excess of costs and estimated earnings associated with billings during the three months ended March 31, 2021 for a specific remediation and compliance project. These increases were partially offset by $7.3 million for the payment of the working capital adjustment for the Allied Transaction and $3.8 million for the payment of accrued bonuses.
Mezzanine Equity
Total mezzanine equity increased $1.5 million related to the paid in-kind dividends and accretion associated with the Preferred Stock Offering.
Equity
Total equity decreased $3.1 million driven primarily by the $1.2 million net loss and $2.2 million in paid in-kind and deemed dividends associated with our Preferred Stock, partially offset by $0.3 million in share-based compensation.

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
As of March 31, 2021, we had total liquidity of $39.4 million, comprised of $24.4 million of cash on hand and $15.0 million availability under the Revolving Loan. We believe our cash on hand and cash generated from operations will be sufficient to cover our working capital requirements and debt obligations for the next 12 months from the issuance of this Quarterly Report.
Cash Flows
The following table sets forth our cash flow data:

	Three Months Ended
	March 31,		Change
	2021	2020	$
	(dollars in thousands)
Net cash provided by (used in) operating activities	14,066	(18,320)	$32,386
Net cash provided by (used in) investing activities	27,484	(1,170)	28,654
Net cash provided by financing activities	1,577	40,887	(39,310)
Net change in cash	$43,127	$21,397	$21,730
Operating Activities
Net cash provided by operating activities increased $32.4 million for the three months ended March 31, 2021 to $14.1 million as compared to $18.3 million of net cash used in operating activities for the three months ended March 31, 2020. The change in cash flows provided by operating activities was primarily attributable to a decrease in net loss of $1.5 million, excluding the gain on sales-type lease of $5.6 million for the three months ended March 31, 2021 and the loss on extinguishment of debt of $8.6 million for the three months ended March 31, 2020, a decrease in cash paid for interest of $1.4 million, a change in net cash activity for taxes of $1.0 million, the receipt of restricted cash of $20.7 million related to a specific remediation and compliance project and an increase of $8.9 million from all other operating activities. The increase from all other operating activities was primarily driven by the absence of discontinued operations and its net working capital requirements related to increased spring outage nuclear services during the three months ended March 31, 2020.
Investing Activities
Net cash provided by investing activities increased $28.7 million for the three months ended March 31, 2021 to $27.5 million as compared to $1.2 million of net cash used in investing activities for the three months ended March 31, 2020. The change in cash flows provided by investing activities was primarily attributable to an increase of $34.9 million from proceeds for liabilities assumed as part of the Gibbons Creek Transaction discussed in Note 5, Asset Acquisition, partially offset by a decrease of $7.3 million for the payment of the working capital adjustment resulting from the sale of Allied.
Financing Activities
Net cash provided by financing activities decreased $39.3 million for the three months ended March 31, 2021 to $1.6 million as compared to $40.9 million for the three months ended March 31, 2020. During the three months ended March 31, 2021, the change in cash flows provided by financing activities was primarily attributable to a decrease of $14.9 million in proceeds received from long-term debt and the line of credit and the absence of $24.5 million of proceeds received from Preferred Stock issuance.
Working Capital
Our working capital, which we define as total current assets less total current liabilities, totaled $36.8 million at March 31, 2021 as compared to $21.5 million at December 31, 2020. This increase in net working capital for the three months ended March 31, 2021 was primarily due to:
•increases in cash and restricted cash due to proceeds received from the Gibbons Creek Transaction and a specific remediation and compliance project, and
•decreases in accrued expenses due to the payment of the working capital adjustment resulting from the sale of Allied, the payment of the bonus accrual during the three months ended March 31, 2021, and the timing of payments for project-specific accruals.
This increase was partially offset by:
•decreases in accounts receivable associated with the timing of collections associated with remediation and compliance projects,
•increases in contract liabilities due to the timing of billings in excess of costs and earnings for certain remediation and compliance projects, and
•increases in asset retirement obligations due to the liabilities assumed in the Gibbons Creek Transaction.
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
The Revolving Loan provides a principal amount of up to $50.0 million, reduced by outstanding letters of credit. As of March 31, 2021, $19.1 million was outstanding on the Revolving Loan, and $15.9 million of letters of credit were outstanding.
But for Amendment No. 2 to Credit Agreement and Waiver (the “Second Amendment”), as of June 30, 2019, we would not have complied with the requirement to maintain a consolidated net leverage ratio of 3.75 to 1.00 under the Credit Facility. On August 13, 2019, we entered into the Second Amendment, under which, among other things, the required lenders agreed to waive such non-compliance.
Also, according to the terms of the Second Amendment, the Credit Facility was amended to revise the required financial covenant ratios, which have been modified as described below. As consideration for these accommodations, we agreed that amounts borrowed under the Delayed Draw Commitment would not exceed $15.0 million at any one time outstanding (without reducing the overall Delayed Draw Commitment amount). Further, the margin of interest charged on all outstanding loans was increased to 4.00% for loans based on LIBOR and 3.00% for loans based on the alternative base rate. The Second Amendment revised the amount of (i) the commitment fees to 0.35% at all times for the unused portions of the Credit Facility and (ii) fees on outstanding letters of credit to 3.35% at all times. The Second Amendment also added a requirement to make two additional scheduled prepayments of outstanding loans under the Credit Facility, including a payment of $50.0 million on or before September 13, 2019 and an additional payment of $40.0 million on or before March 31, 2020. The $50.0 million payment was made before September 13, 2019, using proceeds of the Brickhaven deemed termination payment. The Second Amendment required the Company to pay the Administrative Agent an amendment fee in an amount equal to 1.00% of the total credit exposure under the Credit Facility immediately before the effectiveness of the Second Amendment, and this fee was paid on August 16, 2020.
The Second Amendment also included revisions to the restrictive covenants, including removing certain exceptions to the restrictions on our ability to make acquisitions, investments and dividends or other distributions. After giving effect to the Second Amendment, we will not be permitted to make any distributions or dividends to our stockholders without the required lenders’ consent.
In March 2020, the Company entered into Amendment No. 3 to Credit Agreement (the “Third Amendment”).
Under the terms of the Third Amendment, the Credit Facility was amended to waive the mandatory $40,000 prepayment due on or before March 31, 2020, and to revise the required financial covenant ratios such that, after giving effect to the Third Amendment, we were not required to comply with any financial covenants through December 30, 2020. After December 30, 2020, we were required to comply with a maximum consolidated net leverage ratio of 6.50 to 1.00 from December 31, 2020 through June 29, 2021, decreasing to 6.00 to 1.00 from June 30, 2021 through December 30, 2021, and to 3.50 to 1.00 as of December 31, 2021 and thereafter. After giving effect to the Third

Amendment, we were also required to comply with a minimum fixed charge coverage ratio of 1.00 to 1.00 as of December 31, 2020, increasing to 1.20 to 1.00 as of March 31, 2021 and thereafter. In the event that we were unable to comply in the future with such financial covenants upon delivery of our financial statements under the terms of the Credit Facility, an Event of Default (as defined in the Credit Facility) will have occurred, and the Administrative Agent can then, following a specified cure period, declare the unpaid principal amount of all outstanding loans, all interest accrued and unpaid thereon, and all other amounts payable to be immediately due and payable by the Company.
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
Under the Third Amendment, the Company has agreed to make monthly amortization payments in respect of term loans beginning in April 2020 and move the maturity date for all loans under the Credit Facility to July 31, 2022 (the “Maturity Date”). Also, if at any time after August 13, 2019, the outstanding principal amount of the Delayed Draw Term Loans exceeds $10.0 million, we will incur additional interest at a rate equal to 10.0% per annum on all daily average amounts exceeding $10.0 million payable at March 31, 2020 and at the Maturity Date. Further, the Third Amendment requires mandatory prepayments of revolving loans with any cash held by the Company over $10.0 million, which excludes the amount of proceeds received in respect of the Preferred Stock Offering (as defined below) to the extent such funds are used for liquidity and general corporate purposes. The Company has also agreed to an increase of four percent (4%) to the interest rate applicable to the Closing Date Term Loan compounded monthly and paid in kind by adding such portion to the outstanding principal amount.
As a condition to entering into the Second Amendment, we were required to pay the Administrative Agent an amendment fee (the “Second Amendment Fee”) in an amount equal to 1.50% of the total credit exposure under the Credit Facility immediately before the effectiveness of the Second Amendment. Of the Second Amendment Fee, 0.50% was due and paid on October 15, 2019, and 1.00% of such Second Amendment Fee was paid on August 16, 2020. We were also required to pay the Administrative Agent an amendment fee associated with the Third Amendment (the “Third Amendment Fee”) in an amount equal to 0.20% of the total credit exposure under the Credit Facility, immediately before the effectiveness of the Third Amendment, with such Third Amendment Fee paid on June 30, 2020. Finally, we will also pay an additional fee with respect to the Third Amendment in the amount of $2.0 million, with such fee being due and payable on the Maturity Date.
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
In accordance with ASC 470, Debt, the Company calculated the present value of the cash flows for purposes of applying the 10% cash flow test for the Third Amendment and concluded that the original and new debt instruments were substantially different, necessitating that the Third Amendment be accounted for as an extinguishment. The Company capitalized third-party fees of $1.6 million that will be amortized prospectively through interest expense, net in the accompanying unaudited condensed consolidated statement of operations using the effective interest method through the Maturity Date. Fees payable to the lenders (as discussed above) of $5.2 million were associated with the extinguishment of the old debt instrument and included in loss on extinguishment of debt in the accompanying unaudited condensed consolidated statements of operations. The Company wrote off unamortized debt issuance costs of $3.4 million, which is included in loss on extinguishment of debt in the accompanying unaudited condensed consolidated statements of operations. The Company also calculated the present value of the cash flows for purposes of applying the 10% cash flow test for the Fourth Amendment and concluded that the original and new debt instruments were not substantially different, necessitating that the Fourth Amendment be accounted for as a modification.
Equipment Financing Facilities

We have entered into various equipment financing arrangements to finance the acquisition of certain equipment (the “Equipment Financing Facilities”). As of March 31, 2021, we had $21.8 million of equipment notes outstanding. Each of the Equipment Financing Facilities includes non-financial covenants, and, as of March 31, 2021, we were in compliance with these covenants.
Series A Preferred Stock
As a condition to the Third Amendment, the Company entered into an agreement with an investment fund affiliated with Bernhard Capital Partners Management, LP (“BCP”) to sell 26,000 shares of Series A Preferred Stock, par value $0.01 per share (the “Preferred Stock”), for net proceeds of approximately $25.2 million in a private placement (the “Preferred Stock Offering”). The Preferred Stock had an initial liquidation preference of $1,000 per share and pays a dividend at the rate of 10% per annum in cash, or 13% if the Company elects to pay dividends in-kind by adding such amount to the liquidation preference. The Company intends to pay dividends-in-kind for the foreseeable future. Proceeds from the Preferred Stock Offering will be used for liquidity and general corporate purposes.
For more information related to the Series A Preferred Stock, see Note 13, Mezzanine Equity, to the accompanying unaudited condensed consolidated financial statements.

Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and Adjusted EBITDA margin are not financial measures determined in accordance with GAAP.
We define Adjusted EBITDA as net loss attributable to Charah Solutions, Inc. before income from discontinued operations, net of tax, loss on extinguishment of debt, impairment expense, interest expense, net, income taxes, depreciation and amortization, equity-based compensation, non-recurring legal costs and expenses and transaction-related expenses and other items. Adjusted EBITDA margin represents the ratio of Adjusted EBITDA to total revenue.
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

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Net loss attributable to Charah Solutions, Inc.	$(1,287)	$(14,250)
Income from discontinued operations, net of tax	—	(3,043)
Interest expense, net(1)	3,235	2,859
Loss on extinguishment of debt	—	8,603
Income tax expense	157	—
Depreciation and amortization(1)	6,146	6,326
Equity-based compensation(1)	298	725
Transaction-related expenses and other items(1)(2)	971	218
Adjusted EBITDA	$9,520	$1,438
Adjusted EBITDA margin(3)	18.3%	2.8%
(1)Represents amounts for continuing operations only.
(2)Represents expenses associated with the Amendment to the Credit Facility and other miscellaneous items.
(3)Adjusted EBITDA margin is a non-GAAP financial measure that represents the ratio of Adjusted EBITDA to total revenue. We use Adjusted EBITDA margin to measure the success of our businesses in managing our cost base and improving profitability.
Off-Balance Sheet Arrangements
We currently have no material off-balance sheet arrangements except for operating leases as referenced within Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2020.
Contractual Obligations
As of March 31, 2021, there have been no material changes in our outstanding contractual obligations from those disclosed within Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2020.
Critical Accounting Policies and Estimates
There were no changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, except as noted below.
Asset Retirement Obligations
The Company has land and structural fill assets with corresponding obligations to restore such assets at the end of its operation.

Estimating the future closure and post-closure costs is difficult and requires management to make estimates and judgments because these obligations are over many years in the future. Asset retirement obligations (“ARO”) associated with retiring long-lived assets are recognized as a liability in the period in which a legal obligation is incurred and becomes determinable. The ARO liability reflects the estimated present value of the closure and post-closure activities associated with the Company’s land and structural fill assets. The Company utilizes current retirement costs to estimate the expected cash outflows for retirement obligations.
Inherent in the present value calculation are numerous assumptions and judgments, including the ultimate settlement amounts, inflation factors, credit-adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the present value of the existing ARO liability, a corresponding adjustment is made to the land and/or structural fill balance. Accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value.
Recent Accounting Pronouncements
Please see Note 3, Recent Accounting Pronouncements, to the accompanying unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report and Note 2, Summary of Significant Accounting Policies, to the consolidated and combined financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of recent accounting pronouncements.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d‑15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on such evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2021, at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. In response to the COVID-19 pandemic, the majority of our office employees have been working remotely since the middle of March 2020. We have taken precautionary measures to ensure our internal control over financial reporting addressed risks working in a remote environment. We are continually monitoring and assessing the COVID-19 potential effects on the design and operating effectiveness of our internal control over financial reporting.

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
The following table provides information about repurchases of our common stock during the three months ended March 31, 2021:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2021 through January 31, 2021	970	$2.78	—	—
February 1, 2021 through February 28, 2021	—	$—	—	—
March 1, 2021 through March 31, 2021	—	—	—	—
Total	970	$2.78
(1)Represents shares of common stock withheld for income tax purposes connected with the vesting of shares of restricted stock issued to employees.
Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Charah Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed June 22, 2018 (File No. 001-38523)).
3.2	Certificate of Designations of Series A Preferred Stock, dated March 16, 2020 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed March 18, 2020 (File No. 001-38523)).
3.3	Amended and Restated Bylaws of Charah Solutions, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed June 22, 2018 (File No. 001-38523)).
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

CHARAH SOLUTIONS, INC.

May 12, 2021	By:	/s/ Scott A. Sewell
	Name:	Scott A. Sewell
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

May 12, 2021	By:	/s/ Roger D. Shannon
	Name:	Roger D. Shannon
	Title:	Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)