Form 10-Q
period 2021-06-30
Charah Solutions, Inc.
filed 2021-08-09
CIK 1730346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
As of August 6, 2021, the registrant had 33,407,806 shares of common stock outstanding.

CHARAH SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

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
•the impacts from the COVID-19 pandemic on the Company's business;
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
•our ability to obtain additional financing on favorable terms, if required, to fund the operations and growth of our business;
•timely review and approval of permits, permit renewals, extensions and amendments by regulatory authorities;
•our ability to comply with certain debt covenants;
•our expectations relating to dividend payments and our ability to make such payments, if any; and
•plans, objectives, expectations and intentions, as well as any other statement contained in this Quarterly Report that are not statements of historical fact.
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
ii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CHARAH SOLUTIONS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except par value amounts)
(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$18,081	$24,787
Restricted cash	39,578	4,424
Trade accounts receivable, net	44,509	46,609
Receivable from affiliates	—	182
Contract assets	17,631	18,329
Inventory	6,045	5,917
Income tax receivable	29	260
Prepaid expenses and other current assets	8,274	5,287
Total current assets	134,147	105,795
Property and equipment, net	62,840	49,470
Goodwill	62,193	62,193
Intangible assets, net	62,675	61,426
Equity method investments	7	831
Other assets	7,987	1,245
Total assets	$329,849	$280,960

Liabilities, mezzanine equity and stockholders’ equity
Current liabilities:
Accounts payable	17,600	15,613
Contract liabilities	26,076	6,295
Capital lease obligations, current portion	4,423	2,199
Notes payable, current maturities	28,571	22,308
Asset retirement obligation, current portion	21,395	2,043
Accrued liabilities	19,985	34,937
Other current liabilities	2,734	935
Total current liabilities	120,784	84,330
Deferred tax liabilities	597	368
Contingent payments for acquisitions	1,950	1,950
Asset retirement obligation	30,966	3,116
Line of credit	12,781	12,003
Capital lease obligations, less current portion	8,173	4,485
Notes payable, less current maturities	110,864	124,969
Other liabilities	1,845	2,000
Total liabilities	287,960	233,221

Commitments and contingencies (see Note 17)

Mezzanine equity
Series A Preferred Stock — $0.01 par value; 50 shares authorized, 26 shares issued and outstanding as of June 30, 2021 and December 31, 2020; aggregate liquidation preference of $30,685 and $28,783 as of June 30, 2021 and December 31, 2020, respectively	31,141	27,423

Stockholders’ equity
Retained losses	(94,318)	(88,865)
Common Stock — $0.01 par value; 200,000 shares authorized, 30,519 and 30,077 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	305	300
Additional paid-in capital	104,442	108,471
Total stockholders’ equity	10,429	19,906
Non-controlling interest	319	410
Total equity	10,748	20,316
Total liabilities, mezzanine equity and stockholders’ equity	$329,849	$280,960
See accompanying notes to condensed consolidated financial statements

CHARAH SOLUTIONS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue	$63,518	$52,304	$115,625	$103,581
Cost of sales	(56,598)	(47,098)	(103,120)	(93,480)
Gross profit	6,920	5,206	12,505	10,101
General and administrative expenses	(9,379)	(8,657)	(18,811)	(19,325)
Gain on sales-type lease	—	—	5,568	—
Gains on sales of property and equipment, net	2,696	—	3,243	—
Other operating expenses from ERT services	(1,007)	—	(1,297)	—
Operating (loss) income	(770)	(3,451)	1,208	(9,224)
Interest expense, net	(3,314)	(4,055)	(6,549)	(6,914)
Loss on extinguishment of debt	—	—	—	(8,603)
(Loss) income from equity method investment	(11)	326	191	622
Loss from continuing operations before income taxes	(4,095)	(7,180)	(5,150)	(24,119)
Income tax expense	72	—	229	—
Net loss from continuing operations, net of tax	(4,167)	(7,180)	(5,379)	(24,119)
Income from discontinued operations, net of tax	—	3,777	—	6,820
Net loss	(4,167)	(3,403)	(5,379)	(17,299)
Less (loss) income attributable to non-controlling interest	(1)	133	74	487
Net loss attributable to Charah Solutions, Inc.	$(4,166)	$(3,536)	$(5,453)	$(17,786)

Amounts attributable to Charah Solutions, Inc.
Loss from continuing operations, net of tax and non-controlling interest	$(4,166)	$(7,313)	$(5,453)	$(24,606)
Deemed and imputed dividends on Series A Preferred Stock	(148)	(167)	(295)	(167)
Series A Preferred Stock dividends	(2,148)	(858)	(4,215)	(969)
Net loss from continuing operations attributable to common stockholders	(6,462)	(8,338)	(9,963)	(25,742)
Income from discontinued operations, net of tax	—	3,777	—	6,820
Net loss attributable to common stockholders	$(6,462)	(4,561)	$(9,963)	$(18,922)

Net loss from continuing operations per common share:
Basic	$(0.21)	$(0.28)	$(0.33)	$(0.86)
Diluted	$(0.21)	$(0.28)	$(0.33)	$(0.86)

Net income from discontinued operations per common share:
Basic	$—	$0.13	$—	$0.23
Diluted	$—	$0.13	$—	$0.23

Net loss attributable to common stockholders per common share:
Basic	$(0.21)	$(0.15)	$(0.33)	$(0.64)
Diluted	$(0.21)	$(0.15)	$(0.33)	$(0.64)

Weighted-average shares outstanding used in income (loss) per common share:
Basic	30,450	29,927	30,282	29,785
Diluted	30,450	29,927	30,282	29,785

See accompanying notes to condensed consolidated financial statements.

CHARAH SOLUTIONS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(Unaudited)

	For the Six Months Ended June 30, 2020
	Mezzanine Equity		Permanent Equity
	Preferred Stock (Shares)	Preferred Stock (Amount)	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Retained Losses	Total	Non-Controlling Interest	Total
Balance, December 31, 2019	—	$—	29,622,835	$296	$85,187	$(33,002)	$52,481	$792	$53,273
Net (loss) income	—	—	—	—	—	(17,786)	(17,786)	487	(17,299)
Distributions	—	—	—	—	—	—	—	(709)	(709)
Share-based compensation expense	—	—	—	—	1,470	—	1,470	—	1,470
Shares issued under share-based compensation plans	—	—	426,852	4	(4)	—	—	—	—
Taxes paid related to net settlement of shares	—	—	(63,924)	—	(137)	—	(137)	—	(137)
Issuance of Series A Preferred Stock, net of issuance costs	26,000	24,263	—	—	—	—	—	—	—
Deemed and imputed dividends on Series A Preferred Stock	—	286	—	—	(167)	—	(167)	—	(167)
Series A Preferred Stock dividends	—	—	—	—	(969)	—	(969)	—	(969)
Balance, June 30, 2020	26,000	24,549	29,985,763	$300	$85,380	$(50,788)	$34,892	$570	$35,462

	For the Six Months Ended June 30, 2021
	Mezzanine Equity		Permanent Equity
	Preferred Stock (Shares)	Preferred Stock (Amount)	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Retained Losses	Total	Non-Controlling Interest	Total
Balance, December 31, 2020	26,000	$27,423	30,077,018	$300	$108,471	$(88,865)	$19,906	$410	$20,316
Net (loss) income	—	—	—	—	—	(5,453)	(5,453)	74	(5,379)
Distributions	—	—	—	—	—	—	—	(165)	(165)
Share-based compensation expense	—	—	—	—	998	—	998	—	998
Shares issued under share-based compensation plans	—	—	535,417	6	(6)	—	—	—	—
Taxes paid related to the net settlement of shares	—	—	(93,518)	(1)	(511)	—	(512)	—	(512)
Deemed and imputed dividends on Series A Preferred Stock	—	295	—	—	(295)	—	(295)	—	(295)
Series A Preferred Stock dividends	—	3,423	—	—	(4,215)	—	(4,215)	—	(4,215)
Balance, June 30, 2021	26,000	$31,141	30,518,917	$305	$104,442	$(94,318)	$10,429	$319	$10,748

See accompanying notes to condensed consolidated financial statements.

CHARAH SOLUTIONS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(Unaudited)

	For the Three Months Ended June 30, 2020
	Mezzanine Equity		Permanent Equity
	Preferred Stock (Shares)	Preferred Stock (Amount)	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Retained Losses	Total	Non-Controlling Interest	Total
Balance, March 31, 2020	26,000	$23,513	29,616,882	$296	$85,794	$(47,252)	$38,838	$568	$39,406
Net (loss) income	—	—	—	—	—	(3,536)	(3,536)	133	(3,403)
Distributions	—	—	—	—	—	—	—	(131)	(131)
Share-based compensation expense	—	—	—	—	738	—	738	—	738
Shares issued under share-based compensation plans	—	—	426,852	4	(4)	—	—	—	—
Taxes paid related to the net settlement of shares	—	—	(57,971)	—	(123)	—	(123)	—	(123)
Issuance of Series A Preferred Stock, net of issuance costs	—	750	—	—	—	—	—	—	—
Deemed and imputed dividends on Series A Preferred Stock	—	286	—	—	(167)	—	(167)	—	(167)
Series A Preferred Stock dividends	—	—	—	—	(858)	—	(858)	—	(858)
Balance, June 30, 2020	26,000	$24,549	29,985,763	$300	$85,380	$(50,788)	$34,892	$570	$35,462

	For the Three Months Ended June 30, 2021
	Mezzanine Equity		Permanent Equity
	Preferred Stock (Shares)	Preferred Stock (Amount)	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Retained Losses	Total	Non-Controlling Interest	Total
Balance, March 31, 2021	26,000	$28,926	30,228,385	$302	$106,552	$(90,152)	$16,702	$485	$17,187
Net (loss) income	—	—	—	—	—	(4,166)	(4,166)	(1)	(4,167)
Distributions	—	—	—	—	—	—	—	(165)	(165)
Share-based compensation expense	—	—	—	—	699	—	699	—	699
Shares issued under share-based compensation plans	—	—	383,080	4	(4)	—	—	—	—
Taxes paid related to the net settlement of shares	—	—	(92,548)	(1)	(509)	—	(510)	—	(510)
Deemed and imputed dividends on Series A Preferred Stock	—	2,215	—	—	(148)	—	(148)	—	(148)
Series A Preferred Stock dividends	—	—	—	—	(2,148)	—	(2,148)	—	(2,148)
Balance, June 30, 2021	26,000	$31,141	30,518,917	$305	$104,442	$(94,318)	$10,429	$319	$10,748

See accompanying notes to condensed consolidated financial statements.

CHARAH SOLUTIONS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(5,379)	$(17,299)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,315	13,274
Loss on extinguishment of debt	—	8,603
Paid-in-kind interest on long-term debt	2,448	1,663
Impairment expense	127	—
Amortization of debt issuance costs	331	214
Deferred income taxes	229	—
Gain on sales-type lease	(5,568)	—
(Gains) losses on sales of property and equipment	(4,140)	281
Income from equity method investment	(191)	(622)
Distributions received from equity method investment	—	849
Non-cash share-based compensation	998	1,470
Gain on interest rate swap	(201)	(30)
Interest accreted on contingent payments for acquisition	—	105
Increase (decrease) in cash due to changes in:
Trade accounts receivable	4,695	(6,220)
Contract assets and liabilities	20,479	15,280
Inventory	(607)	4,975
Accounts payable	1,986	(7,887)
Asset retirement obligation	(3,387)	(4,183)
Other assets and liabilities	(13,893)	(1,245)
Net cash provided by operating activities	10,242	9,228

Cash flows from investing activities:
Proceeds from the sales of property and equipment	4,232	155
Purchases of property and equipment	(2,829)	(1,604)
Cash and restricted cash received from ERT transaction	34,900	—
Payments of working capital adjustment and other items for the sale of subsidiary	(7,367)	—
Distributions received from equity method investment	1,015	—
Net cash provided by (used in) investing activities	29,951	(1,449)

Cash flows from financing activities:
Proceeds from the line of credit	778	5,500
Proceeds from long-term debt	1,009	15,781
Principal payments on long-term debt	(11,631)	(12,435)
Payments of debt issuance costs	—	(1,543)
Principal payments on capital lease obligations	(1,224)	—
Taxes paid related to net settlement of shares	(512)	(137)
Net proceeds from issuance of convertible Series A Preferred Stock	—	24,263
Distributions to non-controlling interest	(165)	(709)
Net cash (used in) provided by financing activities	(11,745)	30,720
Net increase in cash, cash equivalents and restricted cash	28,448	38,499
Cash, cash equivalents and restricted cash, beginning of period	29,211	6,128
Cash, cash equivalents and restricted cash, end of period	$57,659	$44,627

See accompanying notes to condensed consolidated financial statements.

Supplemental Disclosures and Non-cash investing and financing transactions
The following table summarizes additional supplemental disclosures and non-cash investing and financing transactions:

	Six Months Ended
	June 30,
	2021	2020
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$4,049	7,703
Cash paid during the period for taxes	534	779

Supplemental disclosures and non-cash investing and financing transactions:
Gross proceeds from the line of credit	$60,590	$61,988
Gross payments on the line of credit	(59,812)	(56,488)
Sale of structural fill asset through a sales-type lease	6,000	—
Proceeds from the sale of equipment in accounts receivable, net	1,109	—
Series A Preferred Stock dividends payable included in accrued expenses	2,148	850
Deemed and imputed dividends on Series A Preferred Stock	295	—
Series A Preferred Stock issuance costs included in accounts payable and accrued expenses	—	996
Equipment acquired through capital leases	7,137	—
Changes in property and equipment included in accounts payables and accrued expenses	205	676
Sale of equipment through the issuance of a note receivable	—	1,450
Debt issuance costs included in accounts payable and accrued expenses	—	579

As reported within the unaudited condensed consolidated balance sheet:
Cash and cash equivalents	$18,081	$30,359
Restricted cash	39,578	14,268
Total cash, cash equivalents and restricted cash as presented in the balance sheet	$57,659	$44,627

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
Going Concern
The accompanying unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
As of June 30, 2021, borrowings under the Company’s credit facility total $132,788 and will mature in July 2022. In addition, in August 2021, the Company entered into an amendment to its credit facility as further discussed in Note 11, Credit Agreement, to waive non-compliance with certain financial covenants as of June 30, 2021 and to amend certain financial covenants as of September 30, 2021 in order to avoid projected non-compliance that could result in acceleration of maturity. The Company does not have sufficient cash on hand or available liquidity to repay the maturing credit facility debt as it becomes due within one year after the date that these condensed consolidated financial statements are issued. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.
In response, the Company is currently pursuing a plan to offer senior unsecured notes due in 2026 in a registered underwritten public offering. However, this offering is subject to market conditions and not within the Company’s control, and therefore, implementation of management’s plans cannot be deemed probable. As a result, management has concluded these plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
Discontinued Operations
On November 19, 2020, the Company sold its Allied Power Holdings LLC (“Allied”) subsidiary engaged in maintenance, modification and repair services to the nuclear and fossil power generation industry to an affiliate of Bernhard Capital Partners Management, LP (“BCP”), the Company’s majority shareholder, in an all-cash deal for $40,000 (the “Allied Transaction”), subject to adjustments for working capital and certain other adjustments as set forth in the purchase agreement (the “Purchase Agreement”).
Discontinued operations comprise those activities that were disposed of during 2020 and represent a separate major line of business that can be clearly distinguished for operational and financial reporting purposes. Accordingly, the accompanying unaudited condensed consolidated statements of operations and the notes to condensed consolidated financial statements reflect the Allied results as discontinued operations for all 2020 periods presented. Unless otherwise specified, disclosures in these condensed consolidated financial statements reflect continuing operations only. The accompanying unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2021 include both continuing and discontinued operations. Refer to Note 4, Discontinued Operations, for further information on the discontinued operations relating to the Allied Transaction.
Segment Information
The Company had two reporting units, two operating segments and two reportable segments in 2019 and in 2020 through the date of the Allied Transaction, Environmental Solutions (“ES”) and Maintenance and Technical Services (“M&TS”). The Company determined that it had two reporting units because of the way the reporting units were managed.
After the Allied Transaction, the Company realigned our segment reporting into a single operating segment to reflect the suite of end-to-end services we offer our utility partners and how our Chief Operating Decision Maker (“CODM”) reviews consolidated financial information to evaluate results of operations, assess performance and allocate resources. Due to the nature of the Company’s business, the Company's Chief Executive Officer, who is also the CODM, evaluates the performance of the Company and allocates resources of the Company based on consolidated gross profit, general and administrative expenses, balance sheet, liquidity, capital spending, safety statistics and business development reports for the Company as a whole. Since the Company has a single operating segment, all required financial segment information can be found in the consolidated financial statements. The prior period results in the accompanying unaudited condensed consolidated statements of operations were reclassified to conform to this presentation.
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
Seasonality of Business
Based on historical trends, we expect our operating results to vary seasonally. Variations in normal weather patterns can cause changes in energy consumption which may influence the demand and timing of associated services for our fossil services offerings. Inclement weather can impact construction-related activities associated with pond and landfill remediation, which affects the timing of revenue generation for our remediation and compliance services. Inclement weather can also impact decommissioning and demolition, land redevelopment and scrap sales activities, which affects the timing of income generation for our ERT services. Our byproduct sales are also negatively affected during winter months when the use of cement and cement products is generally lower.
Business Combinations
On March 30, 2018, Charah Management completed a transaction with SCB Materials International, Inc. and affiliated entities (“SCB”), a previously unrelated third party, pursuant to which Charah Solutions acquired certain assets and liabilities of SCB for a purchase price of $35,000, with $20,000 paid at closing and $15,000 to be paid over time in conjunction with certain performance metrics. The contract also contained various mechanisms for a working capital true-up. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations with the allocation of the purchase price for the acquisition finalized as of March 31, 2019. The recognized goodwill from the transaction was allocated to the Environmental Solutions segment. In November 2018, the $15,000 contingent consideration to be paid over time was reduced by $3,300. During the year ended December 31, 2020, the Company evaluated the recoverability of certain grinding technology assets. As part of that review, we assessed the likelihood of paying the contingent liability based on achieving certain performance sales levels using these technology assets. In the fourth quarter of 2020, the Company concluded that certain sales levels would not be achieved, and we reduced the corresponding liability by $9,702, which was

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
recognized as a component of operating income in the consolidated statements of operations. As of June 30, 2021, we expect the remaining liability balance of $1,950 to be paid in 2022 and beyond. The fair value of the contingent consideration was estimated using unobservable inputs of future cash flows, which we consider to be Level 3 measurements.
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

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
4. Discontinued Operations
On November 19, 2020, the Company completed the Allied Transaction through an all-cash deal for $40,000, subject to adjustments for working capital and certain other adjustments as set forth in the Purchase Agreement, which are described below. The Allied Transaction was approved by a special committee of the Company’s board of directors consisting solely of independent directors, which obtained a fairness opinion in connection with the Allied Transaction. The Allied Transaction has been treated as a sale to an entity under common control, with $25,506 recognized as a contribution to equity during 2020.
The parties made customary representations and warranties and have agreed to customary covenants in the Purchase Agreement. The Company entered into a non-competition and non-solicitation arrangement under the Purchase Agreement with the Purchaser, subject to customary exceptions. In addition, the parties also entered into a Transition Services Agreement pursuant to which the Company provided Allied and the Purchaser with certain transition assistance services from the date of the Allied Transaction until April 30, 2021 in exchange for payment. The Transition Services Agreement was subsequently amended and extended with certain transition assistance services to be provided until August 30, 2021. The Company recognized $17 and $60 resulting from the Transition Services Agreement as a credit within cost of sales in our accompanying unaudited condensed consolidated statements of operations during the three and six months ended June 30, 2021, respectively. The Company had receivables outstanding from Allied of $5 and $120 at June 30, 2021 and December 31, 2020, respectively. In accordance with applicable accounting guidance for the disposal of long-lived assets, the results of the Allied Transaction are presented as discontinued operations and, as such, have been excluded from continuing operations for all periods presented.
The Company received cash proceeds of $37,860, which was net of transaction costs of $1,900 and Allied restricted cash of $240. The Company retained Allied liabilities of $3,500, recorded a $301 increase to paid-in-capital for the income tax impact related to the Allied Transaction and recognized accruals of $6,954 for working capital adjustments and $413 for other acquisition-related charges in accrued expenses in our Consolidated Balance Sheet as of December 31, 2020, to be paid in 2021. The Company paid the working capital settlement of $6,954 to the Purchaser as well as $3,500 of retained Allied liabilities and $413 of acquisition-related charges during the six months ended June 30, 2021.
The following amounts related to discontinued operation were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations in our accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Revenue	$80,841	$194,195
Cost of sales	(75,313)	(182,765)
Gross profit	5,528	11,430
General and administrative expenses	(980)	(3,068)
Operating income	4,548	8,362
Interest expense, net(a)	(771)	(1,542)
Income from discontinued operations before income taxes	3,777	6,820
Income tax expense	—	—
Income from discontinued operations	$3,777	$6,820
(a) Interest expense was allocated to discontinued operations due to the requirement in Amendment No. 4 to Credit Agreement that cash generated from the Allied Transaction was used to reduce our debt balances.
The following table provides supplemental cash, cash equivalent and restricted cash information related to discontinued operations:

As of
June 30, 2020
Cash and cash equivalents:
Cash, cash equivalents and restricted cash - continuing operations	$44,319
Cash, cash equivalents and restricted cash - discontinued operations	308
Total cash and cash equivalents	$44,627

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
The depreciation and amortization, capital expenditures and significant operating noncash items of Allied were as follows:

Six Months Ended
June 30, 2020
Cash flows from discontinued operating activities:
Depreciation and amortization	$409
Loss on disposal of property and equipment	22
Non-cash shared-based compensation	214

Cash flows from discontinued investing activities:
Purchase of property and equipment	$79
5. Asset Acquisition
As part of our ERT service offerings, in February 2021, the Company, through its wholly-owned special purpose vehicle subsidiary Gibbons Creek Environmental Redevelopment Group (“GCERG”), closed on an Asset Purchase Agreement (the “APA” or the “Agreement”) with Texas Municipal Power Agency to acquire, remediate and redevelop the Gibbons Creek Steam Electric Station and Reservoir (the “Gibbons Creek Transaction”). As part of this Agreement, GCERG took ownership of the 6,166 acre area (collectively, the “Purchased Assets”), which includes the closed power station and adjacent property, the 3,500 acre reservoir, dam and floodway. GCERG assumed all environmental responsibilities and became responsible for the decommissioning of the coal power plant as well as performing all environmental remediation work for the site landfills and ash ponds. At closing of the APA, GCERG became liable for and expressly fully assumed any and all environmental liabilities and environmental compliance, as well as, without limitation, any remediation, investigation, management, mitigation, closure, maintenance, reporting, removal, disposal of and any other actions with respect to any hazardous substances at, on, in, under, or emanating from the Purchased Assets.
GCERG, at its discretion, plans to redevelop the property in an environmentally conscious manner that will expand economic activity and benefit the surrounding communities as well as restore the property to a state that will enable it to be put to its best potential use. The existing power plant is being demolished, and GCERG is working with the Texas Commission on Environmental Quality to complete all environmental remediation required for the property and then plans to redevelop the remediated property within all zoning restrictions. The redevelopment of the property is expected to be completed within 34 months from the date of acquisition.
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
The assets acquired and liabilities assumed as recognized within the Company's condensed consolidated balance sheet upon closing on the APA consisted of the following:

Consideration and direct transaction costs:
Asset retirement obligations	$(50,590)
Bond and insurance accrued expenses, net	(2,229)
Direct transaction costs	(2,336)
Total consideration and transaction costs incurred	$(55,155)

Asset Received:
Cash	$6,354
Restricted cash	28,546
Water rights	5,196
Land	14,385
Plant, machinery and equipment	610
Vehicles	64
Total allocated value of assets acquired	$55,155
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
As part of the acquisition, the Company acquired certain plant, machinery and equipment and vehicles for which management committed to a plan to sell. Property and equipment of $193 that was previously classified as held for sale was sold to third parties as of June 30, 2021.
6. Revenue
We disaggregate our revenue from customers by type of service and by geographic region as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Byproduct sales	$19,444	$21,400	$34,542	$43,161
Construction contracts	31,713	15,347	51,652	30,194
Services	12,361	15,557	29,431	30,226
Total revenue	$63,518	$52,304	$115,625	$103,581

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
United States	$63,518	$52,093	$115,625	$102,735
Foreign	—	211	—	846
Total revenue	$63,518	$52,304	$115,625	$103,581
As of June 30, 2021, the Company had remaining performance obligations with an aggregate transaction price of $493,205 on construction contracts for which we recognize revenue over time. We expect to recognize approximately 16% of our remaining performance obligations as revenue during the remainder of 2021, 12% in 2022, 10% in 2023, and 62% thereafter. Revenue associated with our remaining performance obligations includes performance obligations related to our construction contracts. The balance of remaining performance obligations does not include variable consideration that was determined to be constrained as of June 30, 2021. As of June 30, 2021, there were no unapproved change orders associated with project scope changes included in determining the profit or loss on certain construction contracts.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
7. Balance Sheet Items
Allowance for doubtful accounts
The following table presents the changes in the allowance for doubtful accounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Balance, beginning of period	$558	$254	$467	$146
Add: provision	46	—	139	119
Less: deduction and other adjustments	(46)	(5)	(48)	(16)
Balance, end of period	$558	$249	$558	$249
Property and equipment, net
The following table shows the components of property and equipment, net:

	June 30, 2021	December 31, 2020
Plant, machinery and equipment	$66,735	$68,308
Structural fill site improvements	55,760	55,760
Vehicles	12,791	12,824
Office equipment	600	582
Buildings and leasehold improvements	267	262
Land, land improvements and structural fill sites	15,076	432
Capital lease assets	13,764	6,627
Construction in progress	1,549	1,961
Total property and equipment	$166,542	$146,756
Less: accumulated depreciation	(103,702)	(97,286)
Property and equipment, net	$62,840	$49,470
Land, land improvements and structural fill sites includes $5,158 of real property acquired in the Gibbons Creek Transaction that the Company is actively demolishing and for which depreciation expense is not being recorded. During the three and six months ended June 30, 2021, the Company capitalized $882 and $1,030, respectively, of demolition costs and sold scrap with a cost basis of $339.
Depreciation expense was $4,195 and $4,481 for the three months ended June 30, 2021 and 2020, respectively, and $8,368 and $8,712 for the six months ended June 30, 2021 and 2020, respectively.
Capital leases
The following table shows the components of capital lease assets, net:

	June 30, 2021	December 31, 2020
Capital lease assets	$13,764	$6,627
Less: accumulated depreciation	(1,524)	(368)
Capital lease assets, net	$12,240	$6,259
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
At the amendment date of the lease, a discount rate of 3.9% implicit in the sales-type lease was used to calculate the present value of the minimum lease payments, which the Company recorded as a lease receivable. The Company recognized a gain of $5,568 within operating income in the accompanying unaudited condensed consolidated statements of operations.
The following table reflects the classification of the lease receivable within our accompanying unaudited condensed consolidated balance sheet:

June 30, 2021
Lease receivable	$5,969
Less: current portion in prepaid expenses and other current assets	(64)
Non-current portion in other assets	$5,905
Asset sale agreement
In June 2021, the Company consummated an asset sale with an unrelated third party in which the Company assigned a lease agreement to the purchaser and sold certain grinding-related inventory and fixed assets for an aggregate sale price of $2,852. The Company received $1,250 in cash at closing with the remaining portion to be paid over time on specified dates, with the final payment to be received 36 months from the closing date.
The Company determined that the note receivable included a significant financing component. As a result, the sale price and gain on sale were determined on a discounted cash flow basis. The Company recognized a gain of $1,187 within gains on sales of fixed assets in the accompanying unaudited condensed consolidated statements of operations.
The following table reflects the classification of the note receivable within our accompanying unaudited condensed consolidated balance sheet:

June 30, 2021
Note receivable	$1,602
Less: current portion in prepaid expenses and other current assets	(500)
Non-current portion in other assets	$1,102
Accrued liabilities
The following table shows the components of accrued liabilities:

	June 30, 2021	December 31, 2020
Accrued expenses	$15,162	$19,323
Accrued working capital adjustment for the Allied Transaction	—	6,954
Accrued payroll and bonuses	2,588	7,227
Accrued preferred stock dividends	2,148	1,356
Accrued interest	87	77
Accrued liabilities	$19,985	$34,937
Asset Retirement Obligations
The Company owns one structural fill site with continuing maintenance and monitoring requirements after its closure and four tracts of real property with decommissioning, remediation and monitoring requirements. As of June 30, 2021 and December 31, 2020, the Company has accrued $52,361 and $5,159, respectively, for these asset retirement obligations.
The following table reflects the activity for the asset retirement obligations:

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Balance, beginning of period	54,112	$12,987	$5,159	$15,131
Liabilities acquired (See Note 5)	—	—	50,590	—
Liabilities settled	(2,305)	(2,201)	(4,175)	(4,533)
Accretion	554	162	787	350
Balance, end of period	52,361	10,948	52,361	10,948
Less: current portion	(21,395)	(5,845)	(21,395)	(5,845)
Non-current portion	30,966	$5,103	$30,966	$5,103
8. Equity Method Investment
Charah has an investment in a company that provides ash management and remarketing services to the electric utility industry. Charah accounts for its investment under the equity method of accounting because Charah has significant influence over the financial and operating policies of the company. Charah had a payable to the equity method investment of $2 at June 30, 2021 and a receivable due from the equity method investment of $182 at December 31, 2020. In December 2020, the Company informed our joint venture partner of our decision to exit the joint venture due to unfavorable economic conditions associated with a new contract that would adversely impact the future earnings capacity of our investment. In 2021, the joint venture sold its property and equipment at an amount exceeding carrying value and continues to settle its remaining current assets and liabilities through the normal course of business.
Summarized balance sheet information of our equity method investment entity is as follows:

	June 30, 2021	December 31, 2020
Current assets	$14	$1,812
Noncurrent assets	—	282
Total assets	$14	$2,094

Current liabilities	—	432
Equity of Charah	7	831
Equity of joint venture partner	7	831
Total liabilities and members’ equity	$14	$2,094

Summarized financial performance of our equity method investment entity is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue	$—	$1,546	$555	$3,024
Net (loss) income	(22)	651	382	1,243
Charah Solutions’ share of net (loss) income	(11)	326	191	622
The following table reflects our proportional ownership activity in our investment account:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Opening balance	$40	$4,781	$831	$5,078
Distributions	(22)	(256)	(1,015)	(849)
Share of net (loss) income	(11)	326	191	622
Closing balance	$7	$4,851	$7	$4,851

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
9. Related Party Transactions
ATC Group Services LLC (“ATC”), an entity owned by BCP, our majority stockholder, provided environmental consulting and engineering services at certain service sites. Expenses to ATC were $25 and $64 for the three months ended June 30, 2021 and 2020, respectively, and $79 and $94 for the six months ended June 30, 2021 and 2020, respectively. The Company had no receivables outstanding from ATC at June 30, 2021 and December 31, 2020. The Company had payables and accrued expenses, net of credit memos, due to ATC of $5 and $29 at June 30, 2021 and December 31, 2020, respectively.
As further discussed in Note 4, Discontinued Operations, in November 2020, the Company sold its Allied subsidiary to an affiliate of BCP.
As further discussed in Note 13, Mezzanine Equity, in March 2020, the Company entered into an agreement with an investment fund affiliated with BCP to sell 26,000 shares of Preferred Stock.
10. Goodwill and Intangible Assets
Goodwill and indefinite-lived intangible assets are not amortized but instead are tested for impairment annually or more often if events or changes in circumstances indicate that the fair value of the asset may have decreased below its carrying value. We perform our impairment test effective October 1st of each year and evaluate for impairment indicators between annual impairment tests, of which there were none. There was no goodwill activity during the six months ended June 30, 2021.
Indefinite-Lived and Definite-Lived Intangible Assets
Our intangible assets, net include a trade name and water rights that are considered to have indefinite lives. As further discussed in Note 5, Asset Acquisition, in February 2021, the Company acquired an indefinite-lived intangible asset for water rights through the Gibbons Creek Transaction.
Our intangible assets, net include customer relationships that are considered to have a definite life. Our customer relationships are amortized on a straight-line basis over their estimated useful lives of 10 years. The amortization expense of our definite-lived intangible assets was $1,973 and $2,057 for the three months ended June 30, 2021 and 2020, respectively and $3,947 and $4,152 for the six months ended June 30, 2021 and 2020, respectively.
The Company’s intangible assets consist of the following:

	June 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangibles
Customer relationships	$78,942	$(34,779)	$44,163	$78,942	$(30,832)	$48,110

Indefinite-lived intangibles
Charah trade name			13,316			13,316
Water rights			5,196			—
Total			18,512			13,316

Total			$62,675			$61,426
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
The Revolving Loan provides a principal amount of up to $50,000, reduced by outstanding letters of credit. As of June 30, 2021 and December 31, 2020, $12,781 and $12,003, respectively, was outstanding on the Revolving Loan and $17,459 and $11,079, respectively, of letters of credit were outstanding.
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
Under the Third Amendment, the Company agreed to make monthly amortization payments in respect of term loans beginning in April 2020 and move the maturity date for all loans under the Credit Facility to July 31, 2022 (the “Maturity Date”). Also, if at any time after August 13, 2019, the outstanding principal amount of the Delayed Draw Term Loans exceeds $10,000, we will incur additional interest at a rate equal to 10.0% per annum on all daily average amounts exceeding $10,000 payable at March 31, 2020 and at the Maturity Date. Further, the Third Amendment requires mandatory prepayments of revolving loans with any cash held by the Company over $10,000, which excludes the amount of proceeds received in respect of the Preferred Stock Offering (as defined below) to the extent such funds are used for liquidity

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
and general corporate purposes. The Company also agreed to an increase of four percent (4%) to the interest rate applicable to the Closing Date Term Loan compounded monthly and paid in kind by adding such portion to the outstanding principal amount.
As a condition to entering into the Second Amendment, we were required to pay the Administrative Agent an amendment fee (the “Second Amendment Fee”) in an amount equal to 1.50% of the total credit exposure under the Credit Facility immediately before the effectiveness of the Second Amendment. Of the Second Amendment Fee, 0.50% was due and paid on October 15, 2019, and 1.00% of such Second Amendment Fee was paid on August 16, 2020. We were also required to pay the Administrative Agent an amendment fee associated with the Third Amendment (the “Third Amendment Fee”) in an amount equal to 0.20% of the total credit exposure under the Credit Facility, immediately before the effectiveness of the Third Amendment, with such Third Amendment Fee paid on June 30, 2020. Finally, the third amendment also required payment of an additional fee with respect to the Third Amendment in the amount of $2,000, with such fee being due and payable on the Maturity Date.
In November 2020, the Company entered into Amendment No. 4 to Credit Agreement (the “Fourth Amendment”).
Under the terms of the Fourth Amendment, the Credit Facility was amended to revise the required financial covenant ratios such that, after giving effect to the Fourth Amendment, for the periods ending December 31, 2020 through March 30, 2021, we were required to comply with a maximum consolidated leverage ratio of 5.50 to 1.00, decreasing to 4.80 to 1.00 for the periods ended March 31, 2021 through September 29, 2021, to 4.50 to 1.00 for the periods ending September 30, 2021 through December 30, 2021, and to 3.50 to 1.00 as of December 31, 2021 and thereafter. After giving effect to the Fourth Amendment, we were also required to comply with a minimum fixed charge coverage ratio of 1.00 to 1.00 as of March 31, 2021, increasing to 1.20 to 1.00 as of June 30, 2021 and thereafter.
In August 2021, the Company entered into Amendment No. 5 to Credit Agreement and Waiver (the “Fifth Amendment”). But for this amendment, as of June 30, 2021, we would not have been in compliance with the requirement to maintain a consolidated net leverage ratio of 4.80 to 1.00 or a minimum fixed charge coverage ratio of 1.20 to 1.00. Under the terms of the Fifth Amendment, the required lenders agreed to waive such non-compliance. In addition, the Credit Facility was amended to revise the financial covenant ratios such that, after giving effect to the Fifth Amendment, we will be required to comply with a maximum consolidated net leverage ratio of 5.50 to 1.00 and a minimum fixed charge coverage ratio of 1.10 to 1.00 as of September 30, 2021. As consideration for these accommodations, upon execution of the Fifth Amendment, the Company was required to make an additional scheduled prepayment of $5,000 of outstanding loans under the Credit Facility and accelerate payment of the previously accrued $2,000 fee required as consideration for the Third Amendment that was otherwise due and payable on the Maturity Date.
Our ability to comply with such financial covenants depends on the Company’s forecasted leverage and adjusted EBITDA for the applicable periods, which could be adversely impacted by unforeseen factors. Our financial forecasts, which we believe are reasonable given current market conditions, indicate that the Company will be in compliance with all financial covenants through the Maturity Date. Those financial forecasts are highly dependent upon the demand for our byproduct sales, timing in new contract awards and completion of existing work. The current pandemic is making it more difficult to forecast future results, and as a result, it may have a significant impact on the Company’s results of operations, financial position, liquidity or capital resources. These significant risks may also have an adverse impact and cause us not to comply with our financial covenants. If we are not in compliance with our financial covenants, the Company could be required to seek waivers, forbearance or amendments from the Administrative Agent. There can be no assurance that we could obtain such waivers, forbearance, or amendments as any future agreements with the Administrative Agent are not considered in the Company’s control. If we are unable to comply in the future with such financial covenants upon delivery of our financial statements according to the terms of the Credit Facility, an Event of Default (as defined in the Credit Facility) will have occurred. The Administrative Agent can then, following a specified cure period, declare the unpaid principal amount of all outstanding loans, all interest accrued and unpaid thereon, and all other amounts payable to be immediately due and payable by the Company.
In accordance with ASC 470, Debt, the Company calculated the present value of the cash flows for purposes of applying the 10% cash flow test for the Third Amendment and concluded that the original and new debt instruments were substantially different, necessitating that the Third Amendment be accounted for as an extinguishment. The Company capitalized third-party fees of $1,623 that will be amortized prospectively through interest expense, net in the accompanying unaudited condensed consolidated statements of operations using the effective interest method through the Maturity Date. Fees payable to the lenders (as discussed above) of $5,162 were associated with the extinguishment of the old debt instrument and included in loss on extinguishment of debt in the accompanying unaudited condensed consolidated statements of operations. The Company wrote off unamortized debt issuance costs of $3,441, which is included in loss on extinguishment of debt in the accompanying unaudited condensed consolidated statements of operations. The Company also calculated the present value of the cash flows for purposes of applying the 10% cash flow test for the Fourth and Fifth Amendments and concluded that the original and new debt instruments were not substantially different, necessitating that the Fourth and Fifth Amendments be accounted for as modifications.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
12. Notes Payable
The following table summarizes the major components of debt at each balance sheet date and provides maturities and interest rate ranges for each major category as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Various equipment notes entered into in November 2017, payable in monthly installments ranging from $6 to $24, including interest at 5.2%, maturing in December 2022 through December 2023. The notes are secured by equipment with a net book value of $1,572 as of June 30, 2021.	$2,317	$2,871
Various equipment notes entered into in 2018, payable in monthly installments ranging from $1 to $39, including interest ranging from 5.6% to 6.8%, maturing in March 2023 through May 2025. The notes are secured by equipment with a net book value of $6,733 as of June 30, 2021.	7,433	8,446
Various equipment notes entered into in 2019, payable in monthly installments ranging from $2 to $23, including interest ranging from 3.9% to 6.4%, maturing in April 2024 through December 2024. The notes are secured by equipment with a net book value of $2,596 as of June 30, 2021.	3,059	3,490
Various equipment notes entered into in 2020, payable in monthly installments ranging from $9 to $10, including interest of 5.4%, maturing in August 2025. The notes are secured by equipment with a net book value of $2,001 as of June 30, 2021.	1,820	2,011
Various equipment notes entered into in 2021, payable in monthly installments ranging from $3 to $8, including interest of 5.4%, maturing in February 2026. The notes are secured by equipment with a net book value of $801 as of June 30, 2021.	727	—
Various commercial insurance premium financing agreements entered into in 2020, payable in monthly installments ranging from $22 to $126, including interest ranging from 3.4% to 3.8%, that matured in February and March 2021.	—	453
A commercial insurance premium financing agreement entered into in 2021, payable in monthly installments of $24, including interest of 3.9%, maturing in October 2021.	96	—
A $10,000 equipment line with a bank, entered into in December 2017, secured by all equipment purchased with the proceeds of the loan. Interest is calculated on any outstanding amounts using a fixed rate of 4.5%. The equipment line converted to a term loan in September 2018 with a maturity date of June 22, 2023. The term loan is secured by equipment with a net book value of $3,244 as of June 30, 2021.	4,669	5,791
Pursuant to the terms of the Third and Fifth Amendments, the Closing Date Term Loan and the Delayed Draw Term Loan entered into in September 2018 as part of the Syndicated Credit Facility (see also Note 11), maturing July 2022. The interest rate applicable to the Closing Date Term Loan and the Delayed Draw Term Loan is based on a fluctuating rate of interest measured by reference to, at the Company’s election, either (i) the Eurodollar rate, currently the LIBOR rate, or (ii) an alternative base rate. With respect to the Closing Date Term Loan, principal payments required are $1,280 in July 2021, $6,280 in August 2021, $1,280 monthly from September 2021 through December 2021, and $1,500 monthly thereafter. The term loan is secured by substantially all the assets of the Company and is subject to certain financial covenants.
	120,007	125,239
Total	140,128	148,301
Less debt issuance costs, net	(693)	(1,024)
	139,435	147,277
Less current maturities	(28,571)	(22,308)
Notes payable due after one year	$110,864	$124,969
13. Mezzanine Equity
As a condition to the Third Amendment in March 2020, the Company entered into an agreement with an investment fund affiliated with BCP to sell 26 (twenty-six thousand) shares of Series A Preferred Stock, par value $0.01 per share (the “Preferred Stock”), with an initial aggregate liquidation preference of $26,000, net of a 3% Original Issue Discount (“OID”) of $780 for net proceeds of $25,220 in a private placement (the “Preferred Stock Offering”). Proceeds from the Preferred Stock Offering were used for liquidity and general corporate purposes. In connection with the issuance of the Preferred Stock, the Company incurred direct expenses of $966, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. The Preferred Stock was initially recorded net of OID and direct

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
expenses, which will be accreted through paid-in-capital as a deemed dividend from the date of issuance through the first possible known redemption date, March 16, 2023. As of June 30, 2021 and December 31, 2020, the Company had accrued dividends of $966 and $906, respectively, associated with the Preferred Stock, which was recorded at a fair value of $2,148 and $1,356, respectively, using observable information for similar items and is classified as a level 2 fair value measurement.
Dividend Rights The Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights and rights on the distribution of assets in any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Preferred Stock had an initial liquidation preference of $1 (one thousand dollars) per share.
The holders of the Preferred Stock are entitled to a cumulative dividend paid in cash at the rate of 10.0% per annum, payable on a quarterly basis. If we do not declare and pay a dividend to the holders of the Preferred Stock, the dividend rate will increase to 13.0% per annum, and the dividends are paid-in-kind by adding such amount to the liquidation preference. The Company’s intention is to pay dividends in-kind for the foreseeable future. The dividend rate will increase to 16.0% per annum upon the occurrence and during the continuance of an event of default. As of June 30, 2021, the liquidation preference of the Preferred Stock was $30,685.
Conversion Features The Preferred Stock is convertible at the option of the holders at any time on and after the three-month anniversary of the date of issuance into shares of common stock at a conversion price of $2.77 per share (the “Conversion Price”), which represents a 30% premium to the 20-day volume-weighted average price ended March 4, 2020. As of June 30, 2021, the maximum number of common shares that could be required to be issued if converted is 11,078 (eleven million seventy-eight thousand). The conversion rate is subject to the following customary anti-dilution and other adjustments:
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
14. Interest Rate Swap
To manage interest rate risk in a cost-efficient manner, the Company entered into an interest rate swap in December 2017 whereby the Company agreed to exchange with the counterparty, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to a notional amount. The interest rate swap is not designated for hedge accounting. The interest rate swap is classified within other liabilities in the accompanying unaudited condensed consolidated balance sheets at June 30, 2021 and December 31, 2020 and is considered to be level 2 in the fair value hierarchy. The change in fair value of the interest rate swap is immediately recognized in earnings, within interest expense, net.
     As of both June 30, 2021 and December 31, 2020, the notional amount of the interest rate swap was $150,000. A fair value liability of $734 and $935 was recorded within other current liabilities in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively. The total amount of gain included in interest expense, net in the accompanying unaudited condensed consolidated statements of operations was $81 and $94 for the three months ended June 30, 2021 and 2020, respectively, and $201 and $30 for the six months ended June 30, 2021 and 2020, respectively.
15. Contract Assets and Liabilities
The timing of revenue recognition, billings and cash collections results in accounts receivable, contract assets, and contract liabilities on the accompanying unaudited condensed consolidated balance sheets.
Our contract assets are as follows:

	June 30, 2021	December 31, 2020
Costs and estimated earnings in excess of billings	$10,661	$12,196
Retainage	6,970	6,133
Total contract assets	$17,631	$18,329
    Our contract liabilities are as follows:

	June 30, 2021	December 31, 2020
Billings in excess of costs and estimated earnings	$24,068	$6,167
Deferred revenue	2,008	128
Total contract liabilities	$26,076	$6,295
We recognized revenue of $586 and $6,295 for the three and six months ended June 30, 2021, respectively, that was previously included in contract liabilities at December 31, 2020. The increase in contract liabilities was primarily due to an increase in billings in excess of costs and estimated earnings associated with billings during the three and six months ended June 30, 2021 for a specific remediation and compliance project.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
The Company's net position on uncompleted contracts is as follows:

	June 30, 2021	December 31, 2020
Costs incurred on uncompleted contracts	$165,642	$123,339
Estimated earnings	26,050	18,425
Total costs and estimated earnings	191,692	141,764
Less billings to date	(205,099)	(135,735)
Net balance in process	$(13,407)	$6,029
The net balance in process classified on the accompanying unaudited condensed consolidated balance sheets is as follows:

	June 30, 2021	December 31, 2020
Costs and estimated earnings in excess of billings	$10,661	$12,196
Billings in excess of costs and estimated earnings	(24,068)	(6,167)
Net balance in process	$(13,407)	$6,029
Anticipated losses on long-term contracts are recognized when such losses become evident. As of June 30, 2021 and December 31, 2020, accruals for anticipated losses on long-term contracts were $81 and $155, respectively.
16. Stock/Unit-Based Compensation
The Company adopted the Charah Solutions, Inc. 2018 Omnibus Incentive Plan (the “2018 Plan”), pursuant to which employees, consultants, and directors of the Company and its affiliates, including named executive officers, are eligible to receive awards. The 2018 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, bonus stock, dividend equivalents, other stock-based awards, substitute awards, annual incentive awards, and performance awards intended to align the interests of participants with those of Company's stockholders. During the six months ended June 30, 2021, the Company amended the 2018 Plan to reserve an additional 2,000 shares of common stock, for a total of 5,007 shares of common stock reserved for issuance under the 2018 Plan.
During the three and six months ended June 30, 2021, the Company granted 498 and 501 restricted stock units (“RSUs”), respectively, under the 2018 Plan that are time-based. Of the RSUs granted during the six months ended June 30, 2021, 3 vested immediately, 90 vest at the end of a one-year period, and 408 vest in equal installments over three years. The fair value of these RSUs is based on the market price of the Company’s shares on the grant date.
During the three and six months ended June 30, 2021, the Company granted 235 performance share units (“PSUs”) under the 2018 Plan that cliff vest after three years. The vesting of these PSUs is dependent upon the following performance goals during the period January 1, 2021 through December 31, 2023 (the “Performance Period”): (i) the relative total stockholder return percentile ranking of the Company as compared to the specified performance peer group and (ii) cumulative revenue. Each performance goal is weighted at 50% in determining the number of PSUs that become earned PSUs. The maximum number of earned PSUs for the Performance Period is 200% of the target number of PSUs. The total compensation cost we will recognize under the PSUs will be determined using the Monte Carlo valuation methodology, which factors in the value of the TSR market condition when determining the grant date fair value of the PSU. Compensation cost for each PSU is recognized during the Performance Period based on the probable achievement of the two performance criteria. The PSUs are converted into shares of our common stock at the time the PSU award value is finalized.
A summary of the Company’s non-vested share activity for the six months ended June 30, 2021 is as follows:

	Restricted Stock		Performance Stock		Total
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2020	981	$5.08	453	$4.02	1,434	$4.74
Granted	501	5.41	235	4.74	736	5.20
Forfeited	(62)	7.54	(40)	4.76	(102)	6.45
Vested	(535)	5.88	—	—	(535)	5.88
Balance as of June 30, 2021	885	$4.62	648	$4.24	1,533	$4.46

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)

	Restricted Stock		Performance Stock		Total
	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2020	0.79	$2,817	1.68	$1,299	1.07	$4,116

Balance as of June 30, 2021	1.38	$4,471	1.76	$3,270	1.54	$7,741
Stock-based compensation expense related to the restricted stock issued was $501 and $400 during the three months ended June 30, 2021 and 2020, respectively and $758 and $1,015 during the six months ended June 30, 2021 and 2020. As of June 30, 2021, total unrecognized stock-based compensation expense related to non-vested awards of restricted stock, net of estimated forfeitures, was $2,584, and is expected to be recognized over a weighted-average period of 1.52 years. The total fair value of awards vested for the three and six months ended June 30, 2021 was $2,704.
Stock-based compensation expense related to the performance stock issued was $198 and $129 during the three months ended June 30, 2021 and 2020, respectively, and $240 and $239 during the six months ended June 30, 2021 and 2020. As of June 30, 2021, total unrecognized stock-based compensation expense related to non-vested awards of performance stock, net of estimated forfeitures, was $1,337, and is expected to be recognized over a weighted-average period of 2.15 years.
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
Allied Power Services, LLC and its affiliate, Allied Power Resources, LLC, were named in a collective action lawsuit filed in the U.S. District Court for the Northern District of Illinois, alleging violations of the Fair Labor Standards Act. This lawsuit included related class claims alleging violations of the Illinois Minimum Wage Law and the Pennsylvania Minimum Wage Act for failure to pay overtime. This case was one of a series filed against companies in the oil, gas and energy industries in Illinois and Texas. The parties mediated this case in November 2018 and reached a settlement. As part of the Allied Transaction, the Company assumed the remaining settlement liability. On July 15, 2020, the court granted final approval of the settlement, and the final settlement payment was made in April 2021.
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
18. Income Taxes
The Company had income tax expense of $72 and $0 for the three months ended June 30, 2021 and 2020, respectively, and $229 and $0 for the six months ended June 30, 2021 and 2020, respectively, due to adjustments to the valuation allowance on deferred tax assets.
The effective income tax rate for the three months ended June 30, 2021 was 27.6% without regard to the impact of the valuation allowance and includes the effect of state income taxes, nondeductible items and benefits for non-controlling interests. The Company’s income is subject to a federal statutory rate of 21.0% and an estimated state statutory rate of 5.0% before considering the valuation allowance.
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
At June 30, 2021, deferred tax liabilities, net of deferred tax assets, was $597. A valuation allowance has been recorded for the deferred tax assets as the Company has determined that it is not more likely than not that the tax benefits related to all the deferred tax assets

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
will be realized. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance on its deferred tax assets.
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
Basic and diluted loss per share is determined using the following information:

	Three months ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator:
Loss from continuing operations, net of tax and non-controlling interest	$(4,166)	$(7,313)	$(5,453)	$(24,606)
Deemed and imputed dividends on Series A Preferred Stock	(148)	(167)	(295)	(167)
Series A Preferred Stock dividends	(2,148)	(858)	(4,215)	(969)
Net loss from continuing operations attributable to common stockholders	(6,462)	(8,338)	(9,963)	(25,742)
Net income from discontinued operations	—	3,777	—	6,820
Net loss attributable to common stockholders	$(6,462)	$(4,561)	$(9,963)	$(18,922)

Denominator:
Weighted average shares outstanding	30,450	29,927	30,282	29,785
Dilutive share-based awards	—	—	—	—
Total weighted average shares outstanding, including dilutive shares	30,450	29,927	30,282	29,785

Net loss from continuing operations per common share
Basic	$(0.21)	$(0.28)	$(0.33)	$(0.86)
Diluted	$(0.21)	$(0.28)	$(0.33)	$(0.86)

Net income from discontinued operations per common share
Basic	$—	$0.13	$—	$0.23
Diluted	$—	$0.13	$—	$0.23

Net loss attributable to common stockholders per common share
Basic	$(0.21)	$(0.15)	$(0.33)	$(0.64)
Diluted	$(0.21)	$(0.15)	$(0.33)	$(0.64)
The holders of the Preferred Stock have nonforfeitable rights to common stock dividends or common stock dividend equivalents. Accordingly, the Preferred Stock qualifies as participating securities.
As a result of the net loss per share for the three and six months ended June 30, 2021 and 2020, the inclusion of all potentially dilutive shares would be anti-dilutive. Therefore, dilutive shares of 12,018 and 10,884 were excluded from the computation of the weighted-average shares for diluted net loss per share for the three months ended June 30, 2021 and 2020, respectively, and dilutive shares of 11,903 and 6,947 were excluded from the computation of the weighted-average shares for diluted net loss per share for the six months ended June 30, 2021 and 2020, respectively.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
A summary of securities excluded from the computation of diluted earnings per share is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Diluted earnings per share:
Anti-dilutive restricted and performance stock units	1,285	1,440	1,338	1,400
Anti-dilutive Series A Preferred Stock convertible into common stock	10,733	9,444	10,565	5,547
Potentially dilutive securities, excluded as anti-dilutive	12,018	10,884	11,903	6,947
20. Subsequent Event
On August 6, 2021, the Company executed a stock purchase agreement with a previously unrelated third party and issued 2,889 shares of common stock at $4.50 per share in a private placement for total proceeds of $13,000.

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
The COVID-19 pandemic presents potential new risks to the Company’s business. A sustained downturn may result in the carrying value of our long-lived assets exceeding their fair value, which may require us to recognize an impairment to those assets. Furthermore, delays in customer payments for our services may impact the collectability of our trade accounts receivable. The COVID-19 pandemic has caused logistical, supply chain and other challenges and may continue to affect demand for our byproduct sales, which are driven by construction activity, and the timing of our remediation and compliance services projects, due to delays in new contract awards.
The full extent to which the COVID-19 pandemic will impact our results is unknown and evolving and will depend on future developments, which are highly uncertain and cannot be predicted. These include the severity, duration and spread of COVID-19, the efficacy and public acceptance of vaccination programs in curbing the spread of the virus, the introduction and spread of new variants of the virus, which may prove resistant to currently approved vaccines, the success of actions taken by governments and health organizations to combat the disease and treat its effects, including additional remedial legislation, and the extent to which, and when, general economic and operating conditions recover. Accordingly, we cannot reasonably estimate any resulting financial impact at this time but such amounts may be material.
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
Operating Income
We analyze our operating income, which we define as revenue less cost of sales and general and administrative expenses, to measure our financial performance. We believe that operating income is a meaningful metric because it provides insight on profitability and true operating performance based on the historical cost basis of our assets. Additionally, due to the nature of the accounting requirements relating to our ERT services, the gains from the sales of fixed assets and the costs associated with ERT fixed asset sales are recorded as a component of operating income. When analyzing operating income, we compare actual operating income to our internal projections for a given period and to prior periods to assess our performance.
Adjusted EBITDA and Adjusted EBITDA Margin
We view Adjusted EBITDA and Adjusted EBITDA margin, which are non-GAAP financial measures, as important indicators of performance because they allow for an effective evaluation of our operating performance when compared to our peers, without regard to our financing methods or capital structure.
We define Adjusted EBITDA as net loss attributable to Charah Solutions, Inc. before income from discontinued operations, net of tax, loss on extinguishment of debt, impairment expense, interest expense, net, income taxes, depreciation and amortization, equity-based compensation and transaction-related expenses and other items. Adjusted EBITDA margin represents the ratio of Adjusted EBITDA to total revenue. See “—Non-GAAP Financial Measures” below for more information and a reconciliation of Adjusted EBITDA to net loss attributable to Charah Solutions, Inc., the most directly comparable financial measure calculated and presented in accordance with GAAP.

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
Seasonality of Business
Based on historical trends, we expect our operating results to vary seasonally. Variations in normal weather patterns can cause changes in energy consumption, which may influence the demand and timing of associated services for our fossil services offerings. Inclement weather can impact construction-related activities associated with pond and landfill remediation, which affects the timing of revenue generation for our remediation and compliance services. Inclement weather can also impact decommissioning and demolition, land redevelopment and scrap sales activities, which affects the timing of income generation for our ERT services. Our byproduct sales are also negatively affected during winter months when the use of cement and cement products is generally lower.
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
In March 2021, we issued our inaugural ESG Report to showcase our Company’s significant milestones in fulfilling our ESG commitments and sustainably preserving our natural resources for the betterment of our planet, our communities, and our customers. As a leading provider of mission critical environmental services and byproduct sales to the power generation industry for over 30 years, Charah Solutions is dedicated to preserving natural resources in an environmentally-conscious manner. We believe that we are an industry leader in quality, safety, and compliance, and we are committed to reducing greenhouse gas emissions and preserving our environment for a cleaner energy future.
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
Results of Operations
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

	Three Months Ended
	June 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Revenue	$63,518	$52,304	$11,214	21.4%
Cost of sales	(56,598)	(47,098)	(9,500)	20.2%
Gross profit	6,920	5,206	1,714	32.9%
General and administrative expenses	(9,379)	(8,657)	(722)	8.3%
Gains on sales of property and equipment, net	2,696	—	2,696	100.0%
Other operating expenses from ERT services	(1,007)	—	(1,007)	100.0%
Operating loss	(770)	(3,451)	2,681	77.7%
Interest expense, net	(3,314)	(4,055)	741	18.3%
(Loss) income from equity method investment	(11)	326	(337)	103.4%
Loss from continuing operations before income taxes	(4,095)	(7,180)	3,085	(43.0)%
Income tax expense	72	—	72	100.0%
Net loss from continuing operations, net of tax	(4,167)	(7,180)	3,013	(42.0)%
Income from discontinued operations, net of tax	—	3,777	(3,777)	(100.0)%
Net loss	(4,167)	(3,403)	(764)	(22.5)%
Less (loss) income attributable to non-controlling interest	(1)	133	(134)	100.8%
Net loss attributable to Charah Solutions, Inc.	$(4,166)	$(3,536)	(630)	(17.8)%

Amounts attributable to Charah Solutions, Inc.
Loss from continuing operations, net of tax and non-controlling interest	$(4,166)	$(7,313)	3,147	43.0%
Deemed and imputed dividends on Series A Preferred Stock	(148)	(167)	19	11.4%
Series A Preferred Stock dividends	(2,148)	(858)	(1,290)	(150.3)%
Net loss from continuing operations attributable to common stockholders	(6,462)	(8,338)	1,876	22.5%
Income from discontinued operations, net of tax	—	3,777	(3,777)	100.0%
Net loss attributable to common stockholders	$(6,462)	$(4,561)	(1,901)	(41.7)%
Revenue. Revenue increased $11.2 million, or 21.4%, for the three months ended June 30, 2021 to $63.5 million as compared to $52.3 million for the three months ended June 30, 2020, primarily driven by an increase in remediation and compliance services revenue from the commencement of new project work, partially offset by a decrease in byproduct sales due to an increase in shipping rates, the dissolution of our joint venture in Ash Venture LLC in the second quarter of 2021 and a decrease in fossil services revenue due to project completions.
Gross Profit. Gross profit increased $1.7 million, or 32.9%, for the three months ended June 30, 2021 to $6.9 million as compared to $5.2 million for the three months ended June 30, 2020, primarily driven by an increase in gross profit from our remediation and compliance services from the commencement of new project work and a better gross profit margin on our byproduct sales during the three months ended June 30, 2021, partially offset by a decrease in gross profit due to the dissolution of our joint venture in Ash Venture LLC in the second quarter of 2021 and a decrease in gross profit on our fossil services due to project completions. As a percentage of revenue, gross profit was 10.9% and 10.0% for the three months ended June 30, 2021 and 2020, respectively.

General and Administrative Expenses. General and administrative expenses increased $0.7 million, or 8.3%, for the three months ended June 30, 2021 to $9.4 million as compared to $8.7 million for the three months ended June 30, 2020, primarily attributable to certain temporary cost-cutting measures implemented in April 2020 in response to the COVID-19 pandemic that returned to pre-COVID levels in October 2020.
Gains on Sales of Property and Equipment, Net. Gains on sales of property and equipment, net increased $2.7 million for the three months ended June 30, 2021 due to the commencement of operations on the Gibbons Creek ERT project in 2021 and the completion of an asset purchase agreement with a third-party for the sale of certain grinding-related assets.
Other Operating Expenses from ERT Services. Other operating expenses from ERT services increased $1.0 million for the three months ended June 30, 2021 due to expenses associated with the commencement of operations on the Gibbons Creek ERT project in 2021.
Interest Expense, Net. Interest expense, net decreased $0.7 million, or 18.3%, for the three months ended June 30, 2021 to $3.3 million as compared to $4.1 million for the three months ended June 30, 2020. The decrease was primarily attributable to lower debt balances during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.
(Loss) Income from Equity Method Investment. (Loss) income from equity method investment decreased $0.3 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, primarily due to the dissolution of our joint venture in CV Ash in the first quarter of 2021.
Income Tax Expense. Income tax expense increased $0.1 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, primarily due to limitations of the utilization of deferred tax assets against the reversal of deferred tax liabilities.
Income from Discontinued Operations, Net of Tax. Income from discontinued operations, net of tax decreased $3.8 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, due to the Company's sale of its Allied subsidiary in November 2020.
Net Loss. Net loss increased $0.8 million, or 22.5%, for the three months ended June 30, 2021 to $4.2 million as compared to $3.4 million for the three months ended June 30, 2020.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

	Six Months Ended
	June 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Revenue	$115,625	$103,581	$12,044	11.6%
Cost of sales	(103,120)	(93,480)	(9,640)	10.3%
Gross profit	12,505	10,101	2,404	23.8%
General and administrative expenses	(18,811)	(19,325)	514	(2.7)%
Gain on sales-type lease	5,568	—	5,568	100.0%
Gains on sales of property and equipment, net	3,243	—	3,243	100.0%
Other operating expenses from ERT services	(1,297)	—	(1,297)	100.0%
Operating (loss) income	1,208	(9,224)	10,432	113.1%
Interest expense, net	(6,549)	(6,914)	365	5.3%
Loss on extinguishment of debt	—	(8,603)	8,603	(100.0)%
Income from equity method investment	191	622	(431)	69.3%
Loss from continuing operations before income taxes	(5,150)	(24,119)	18,969	(78.6)%
Income tax expense	229	—	229	100.0%
Net loss from continuing operations, net of tax	(5,379)	(24,119)	18,740	(77.7)%
Income from discontinued operations, net of tax	—	6,820	(6,820)	(100.0)%
Net loss	(5,379)	(17,299)	11,920	68.9%
Less income attributable to non-controlling interest	74	487	(413)	84.8%
Net loss attributable to Charah Solutions, Inc.	$(5,453)	$(17,786)	12,333	69.3%

Amounts attributable to Charah Solutions, Inc.
Loss from continuing operations, net of tax and non-controlling interest	$(5,453)	$(24,606)	19,153	77.8%
Deemed and imputed dividends on Series A Preferred Stock	(295)	(167)	(128)	(76.6)%
Series A Preferred Stock dividends	(4,215)	(969)	(3,246)	(335.0)%
Net loss from continuing operations attributable to common stockholders	(9,963)	(25,742)	15,779	61.3%
Income from discontinued operations, net of tax	—	6,820	(6,820)	100.0%
Net loss attributable to common stockholders	$(9,963)	$(18,922)	8,959	47.3%
Revenue. Revenue increased $12.0 million, or 11.6%, for the six months ended June 30, 2021 to $115.6 million as compared to $103.6 million for the six months ended June 30, 2020, primarily driven by an increase in remediation and compliance services revenue from the commencement of new project work, partially offset by a decrease in byproduct sales due to lower plant production that we believe was due to lower demand as a result of the COVID-19 pandemic, an increase in shipping rates, the dissolution of our joint venture in Ash Venture LLC in the second quarter of 2021 and a decrease in fossil services revenue due to project completions.
Gross Profit. Gross profit increased $2.4 million, or 23.8%, for the six months ended June 30, 2021 to $12.5 million as compared to $10.1 million for the six months ended June 30, 2020, primarily driven by an increase in gross profit from our remediation and compliance services from the commencement of new project work, partially offset by a decrease in gross profit on byproduct sales due to the dissolution of our joint venture in Ash Venture LLC in the second quarter of 2021 and a decrease in gross profit on our fossil services due to project completions. As a percentage of revenue, gross profit was 10.8% and 9.8% for the six months ended June 30, 2021 and 2020, respectively.
General and Administrative Expenses. General and administrative expenses decreased $0.5 million, or 2.7%, for the six months ended June 30, 2021 to $18.8 million as compared to $19.3 million for the six months ended June 30, 2020, primarily attributable to reductions in staff and other temporary cost-cutting measures implemented in April 2020 in response to the COVID-19 pandemic and a decrease in equity-based compensation of $0.3 million, partially offset by an increase in transaction-related expenses and other items of $0.6 million.
Gain on Sales-type Lease. Gain on sales-type lease increased $5.6 million for the six months ended June 30, 2021 due to the recognition of the sales-type lease discussed in Note 7, Balance Sheet Items, to the accompanying unaudited condensed consolidated financial statements.
Gains on Sales of Property and Equipment, Net. Gains on sales of property and equipment, net increased $3.2 million for the six months ended June 30, 2021 due to the commencement of operations on the Gibbons Creek ERT project in 2021 and the completion of an asset purchase agreement with a third-party for the sale of certain grinding-related assets.

Other Operating Expenses from ERT Services. Other operating expenses from ERT services increased $1.3 million for the three months ended June 30, 2021 due to expenses associated with the commencement of operations on the Gibbons Creek ERT project in 2021.
Interest Expense, Net. Interest expense, net decreased $0.4 million, or 5.3%, for the six months ended June 30, 2021 to $6.5 million as compared to $6.9 million for the six months ended June 30, 2020. The increase was primarily attributable to lower debt balances and an increase in the non-cash mark-to-market gain associated with the change in value of our interest rate swap, partially offset by an increase in paid in-kind interest related to the amendments to the Credit Facility as discussed below “—Liquidity and Capital Resources—Our Debt Agreements—Existing Credit Facility.”
Loss on Extinguishment of Debt. Loss on extinguishment of debt decreased $8.6 million for the six months ended June 30, 2021 due to the absence of expenses incurred as a result of the Company’s Amendment No. 3 to Credit Agreement (the “Third Amendment”) of our existing Credit Facility for the six months ended June 30, 2020 as discussed below in “—Liquidity and Capital Resources—Our Debt Agreements—Existing Credit Facility.” The Company expensed $5.2 million in amendment fees and wrote off $3.4 million in previously capitalized debt issuance costs as a result of the Third Amendment during the six months ended June 30, 2020.
Income from Equity Method Investment. Income from equity method investment decreased $0.4 million, or 69.3%, for the six months ended June 30, 2021 to $0.2 million as compared to $0.6 million for the six months ended June 30, 2020, primarily due to the dissolution of our joint venture in CV Ash in the first quarter of 2021.
Income Tax Expense. Income tax expense increased $0.2 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily due to limitations of the utilization of deferred tax assets against the reversal of deferred tax liabilities.
Income from Discontinued Operations, Net of Tax. Income from discontinued operations, net of tax decreased $6.8 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily due to the Company's sale of its Allied subsidiary in November 2020.
Net Loss. Net loss decreased $11.9 million, or 68.9%, for the six months ended June 30, 2021 to $5.4 million as compared to $17.3 million for the six months ended June 30, 2020.
Condensed Consolidated Balance Sheets
The following table is a summary of our overall financial position:

	June 30, 2021	December 31, 2020	Change
	(in thousands)
Total assets	$329,849	$280,960	$48,889
Total liabilities	287,960	233,221	54,739
Mezzanine equity	31,141	27,423	3,718
Total equity	10,748	20,316	(9,568)
Assets
Total assets increased $48.9 million driven primarily by $55.2 million in assets acquired as part of the Gibbons Creek Transaction discussed in Note 5, Asset Acquisition, to the accompanying unaudited condensed consolidated financial statements, an increase in restricted cash of $8.7 million related to a specific remediation and compliance project, and a lease receivable of $6.0 million resulting from the sales-type lease discussed in Note 7, Balance Sheet Items, to the accompanying unaudited condensed consolidated financial statements. These increases were partially offset by depreciation and amortization expense of $12.3 million and the cash payments of $7.4 million for the working capital adjustment and other items for the Allied Transaction.
Liabilities
Total liabilities increased $54.7 million driven by the asset retirement obligations acquired of $50.6 million as part of the Gibbons Creek Transaction discussed in Note 5, Asset Acquisition, to the accompanying unaudited condensed consolidated financial statements, and an increase of $19.8 million in contract liabilities from billings in excess of costs and estimated earnings associated with billings during the six months ended June 30, 2021 for a specific remediation and compliance project and other new projects. These increases were partially offset by $7.4 million for the payments of the working capital adjustment and other items for the Allied Transaction, and $3.8 million for the payment of accrued bonuses and $3.5 million for the payment of certain liabilities assumed through the Allied Transaction.
Mezzanine Equity
Total mezzanine equity increased $3.7 million related to the paid in-kind dividends and accretion associated with the Preferred Stock Offering.
Equity
Total equity decreased $9.6 million driven primarily by the $5.4 million net loss, $4.5 million in paid in-kind and deemed dividends associated with our Preferred Stock and $0.5 million in taxes paid related to the net settlement of shares, partially offset by $1.0 million in share-based compensation.

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
As of June 30, 2021, we had total liquidity of $37.9 million, comprised of $18.1 million of cash on hand and $19.8 million availability under the Revolving Loan. As of June 30, 2021, borrowings under the Company’s Credit Facility total $132.8 million and will mature in July 2022. In addition, in August 2021, the Company entered into an amendment to its Credit Facility as further discussed in Note 11, Credit Agreement, to the accompanying unaudited condensed consolidated financial statements, to waive non-compliance with certain financial covenants as of June 30, 2021 and to amend certain financial covenants as of September 30, 2021 in order to avoid projected non-compliance that could result in acceleration of maturity. The Company does not have sufficient cash on hand or available liquidity to repay the maturing credit facility debt as it becomes due within one year after the date that these condensed consolidated financial statements are issued. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.
In response, the Company is currently pursuing a plan to offer senior unsecured notes due in 2026 in a registered underwritten public offering. However, this offering is subject to market conditions and not within the Company’s control, and therefore, implementation of management’s plans cannot be deemed probable. As a result, management has concluded these plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.
The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
Cash Flows
The following table sets forth our cash flow data:

	Six Months Ended
	June 30,		Change
	2021	2020	$
	(dollars in thousands)
Net cash provided by operating activities	10,242	9,228	$1,014
Net cash provided by (used in) investing activities	29,951	(1,449)	31,400
Net cash (used in) provided by financing activities	(11,745)	30,720	(42,465)
Net change in cash, cash equivalents and restricted cash	$28,448	$38,499	$(10,051)
Operating Activities
Net cash provided by operating activities increased $1.0 million for the six months ended June 30, 2021 to $10.2 million as compared to $9.2 million of net cash provided by operating activities for the six months ended June 30, 2020. The change in cash flows provided by operating activities was primarily attributable to:
•a decrease in net loss of $11.9 million,
•a decrease in non-working capital adjustments to net loss of $19.5 million, primarily due to a gain on sales-type lease of $5.6 million for the six months ended June 30, 2021, an increase in the gain on sale of fixed assets of $4.4 million for the six months ended June 30, 2021 and the loss on extinguishment of debt of $8.6 million for the six months ended June 30, 2020, and
•an increase of $8.6 million from all other operating activities, which was primarily driven by the absence of discontinued operations and its net working capital requirements.
Investing Activities
Net cash provided by investing activities increased $31.4 million for the six months ended June 30, 2021 to $30.0 million as compared to $1.4 million of net cash used in investing activities for the six months ended June 30, 2020. The change in cash flows provided by investing activities was primarily attributable to an increase of $34.9 million from proceeds for liabilities assumed as part of the Gibbons Creek Transaction discussed in Note 5, Asset Acquisition, to the accompanying unaudited condensed consolidated financial statements, and an increase in proceeds from the sales of property and equipment primarily due to scrap sales from ERT projects and the sale of other fixed assets. These increases were partially offset by a decrease of $7.4 million for the payment of the working capital adjustment and other items resulting from the Allied Transaction.
Financing Activities
Net cash used in financing activities decreased $42.5 million for the six months ended June 30, 2021 to $11.7 million as compared to $30.7 million of net cash provided by financing activities for the six months ended June 30, 2020. During the six months ended June 30,

2021, the change in cash flows provided by financing activities was primarily attributable to a decrease of $19.5 million in proceeds received from long-term debt and the line of credit and the absence of $24.3 million of proceeds received from Preferred Stock issuance.
Working Capital
Our working capital, which we define as total current assets less total current liabilities, totaled $13.4 million at June 30, 2021 as compared to $21.5 million at December 31, 2020. This decrease in net working capital for the six months ended June 30, 2021 was primarily due to:
•increases in contract liabilities due to the timing of billings in excess of costs and earnings for certain remediation and compliance projects,
•increases in asset retirement obligations due to the liabilities assumed in the Gibbons Creek Transaction, and
•increases in capital lease obligations and notes payables due to new long-term debt financing and capital leases entered into during the six months ended June 30, 2021.
This increase was partially offset by:
•increases in cash and restricted cash due to proceeds received from the Gibbons Creek Transaction and a specific remediation and compliance project, and
•decreases in accounts payable and accrued expenses due to the payment of the working capital adjustment resulting from the sale of Allied, the payment of the bonus accrual during the six months ended June 30, 2021, and the timing of payments for project-specific payables and accruals.
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
The Revolving Loan provides a principal amount of up to $50.0 million, reduced by outstanding letters of credit. As of June 30, 2021, $12.8 million was outstanding on the Revolving Loan, and $17.5 million of letters of credit were outstanding.
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
In August 2021, the Company entered into Amendment No. 5 to Credit Agreement and Waiver (the “Fifth Amendment”). But for this amendment, as of June 30, 2021, we would not have been in compliance with the requirement to maintain a consolidated net leverage ratio of 4.80 to 1.00 or a minimum fixed charge coverage ratio of 1.20 to 1.00. Under the terms of the Fifth Amendment, the required lenders agreed to waive such non-compliance. In addition, the Credit Facility was amended to revise the financial covenant ratios such that, after giving effect to the Fifth Amendment, we will be required to comply with a maximum consolidated net leverage ratio of 5.50 to 1.00 and a minimum fixed charge coverage ratio of 1.10 to 1.00 as of September 30, 2021. As consideration for these accommodations, upon execution of the Fifth Amendment, the Company was required to make an additional scheduled prepayment of $5.0 million of outstanding loans under the Credit Facility and accelerate payment of the previously accrued $2.0 million fee required as consideration for the Third Amendment that was otherwise due and payable on the Maturity Date.
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
In accordance with ASC 470, Debt, the Company calculated the present value of the cash flows for purposes of applying the 10% cash flow test for the Third Amendment and concluded that the original and new debt instruments were substantially different, necessitating that the Third Amendment be accounted for as an extinguishment. The Company capitalized third-party fees of $1.6 million that will be amortized prospectively through interest expense, net in the accompanying unaudited condensed consolidated statements of operations using the effective interest method through the Maturity Date. Fees payable to the lenders (as discussed above) of $5.2 million were associated with the extinguishment of the old debt instrument and included in loss on extinguishment of debt in the accompanying unaudited condensed consolidated statements of operations. The Company wrote off unamortized debt issuance costs of $3.4 million, which is included in loss on extinguishment of debt in the accompanying unaudited condensed consolidated statements of operations. The Company also calculated the present value of the cash flows for purposes of applying the 10% cash flow test for the Fourth and Fifth Amendments and concluded that the original and new debt instruments were not substantially different, necessitating that the Fourth and Fifth Amendments be accounted for as modifications.
Equipment Financing Facilities
We have entered into various equipment financing arrangements to finance the acquisition of certain equipment (the “Equipment Financing Facilities”). As of June 30, 2021, we had $20.0 million of equipment notes outstanding. Each of the Equipment Financing Facilities includes non-financial covenants, and, as of June 30, 2021, we were in compliance with these covenants.
Series A Preferred Stock
As a condition to the Third Amendment, the Company entered into an agreement with an investment fund affiliated with BCP to sell 26,000 shares of Series A Preferred Stock, par value $0.01 per share (the “Preferred Stock”), for net proceeds of approximately $25.2 million in a private placement (the “Preferred Stock Offering”). The Preferred Stock had an initial liquidation preference of $1,000 per share and pays a dividend at the rate of 10% per annum in cash, or 13% if the Company elects to pay dividends in-kind by adding such amount to the liquidation preference. The Company intends to pay dividends-in-kind for the foreseeable future. Proceeds from the Preferred Stock Offering will be used for liquidity and general corporate purposes.
For more information related to the Series A Preferred Stock, see Note 13, Mezzanine Equity, to the accompanying unaudited condensed consolidated financial statements.
Common Stock Issuance
On August 6, 2021, the Company executed a stock purchase agreement with a previously unrelated third party and issued 2.9 million shares of common stock at $4.50 per share for total proceeds of $13.0 million.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)
Net loss attributable to Charah Solutions, Inc.	$(4,166)	$(3,536)	$(5,453)	$(17,786)
Income from discontinued operations, net of tax	—	(3,777)	—	(6,820)
Interest expense, net(1)	3,314	4,055	6,549	6,914
Loss on extinguishment of debt	—	—	—	8,603
Income tax expense	72	—	229	—
Depreciation and amortization(1)	6,169	6,538	12,315	12,864
Equity-based compensation(1)	699	530	998	1,255
Impairment expense	127	—	127	—
Transaction-related expenses and other items(1)(2)	277	434	1,247	652
Adjusted EBITDA	$6,492	$4,244	$16,012	$5,682
Adjusted EBITDA margin(3)	10.2%	8.1%	13.8%	5.5%
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
Contractual Obligations
As of June 30, 2021, there have been no material changes in our outstanding contractual obligations from those disclosed within Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d‑15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on such evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2021, at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. In response to the COVID-19 pandemic, the majority of our office employees have been working remotely since the middle of March 2020. We have taken precautionary measures to ensure our internal control over financial reporting addressed risks working in a remote environment. We are continually monitoring and assessing the COVID-19 potential effects on the design and operating effectiveness of our internal control over financial reporting.

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
Item 1A. Risk Factors
The following risk factor is in addition to the risks and uncertainties described under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 24, 2021. The effects of the events and circumstances described in the following risk factor have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner.
If we are unable to successfully implement our business plans and strategies, our consolidated results of operations, financial position, liquidity and ability to continue as a going concern could be negatively affected.
As noted elsewhere in this Quarterly Report on Form 10-Q, the accompanying unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2021, we had total liquidity of $37.9 million, comprised of $18.1 million of cash on hand and $19.8 million availability under the Revolving Loan. As of June 30, 2021, borrowings under the Company’s Credit Facility total $132.8 million and will mature in July 2022. The Company does not have sufficient cash on hand or available liquidity to repay the maturing credit facility debt as it becomes due within one year after the date of this filing. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.
We have taken, and intend to take, actions to improve our liquidity position and to address the uncertainty about our ability to operate as a going concern, but these actions are subject to a number of assumptions, projections, market conditions and analyses. If these assumptions prove to be incorrect or if market conditions are adversely impacted, we may be unsuccessful in executing our business plans or achieving the projected results, which could adversely impact our financial results and liquidity. There are no assurances our actions will prove to be successful or be consistent with our expectations, and therefore, implementation of management’s plans cannot be deemed probable. As a result, our results of operations, financial position and liquidity could be negatively impacted.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
The following table provides information about repurchases of our common stock during the three months ended June 30, 2021:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2021 through April 30, 2021	92,548	$5.50	—	—
May 1, 2021 through May 31, 2021	—	—	—	—
June 1, 2021 through June 30, 2021	—	—	—	—
Total	92,548	$5.50
(1)Represents shares of common stock withheld for income tax purposes connected with the vesting of shares of restricted stock issued to employees.

Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Charah Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed June 22, 2018 (File No. 001-38523)).
3.2	Certificate of Designations of Series A Preferred Stock, dated March 16, 2020 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed March 18, 2020 (File No. 001-38523)).
3.3	Amended and Restated Bylaws of Charah Solutions, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed June 22, 2018 (File No. 001-38523)).
4.1
Waiver of Right Under Stockholders’ Agreement (CEP Holdings, Inc.) of CEP Holdings, Inc., dated July 9, 2020 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed July 15, 2020 (File No. 001-38523)).

10.1
Form of Performance Share Unit Grant Notice (form for grantee with employment agreement) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 29, 2021 (File No. 001-38523)).

10.2
Charah Solutions, Inc. 2018 Omnibus Incentive Plan, as amended by First Amendment approved by stockholders June 9, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 16, 2021 (File No. 001-38523)).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a)/15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a)/15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
    ___________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARAH SOLUTIONS, INC.

August 9, 2021	By:	/s/ Scott A. Sewell
	Name:	Scott A. Sewell
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

August 9, 2021	By:	/s/ Roger D. Shannon
	Name:	Roger D. Shannon
	Title:	Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)