Form 10-Q
period 2021-09-30
Charah Solutions, Inc.
filed 2021-11-10
CIK 1730346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission File Number: 001-38523
____________________________
CHARAH SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)
____________________________

Delaware	82-4228671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12601 Plantside Drive Louisville, Kentucky	40299
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (502) 245-1353
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CHRA	New York Stock Exchange
8.50% Senior Notes due 2026	CHRB	New York Stock Exchange
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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2021, the registrant had 33,407,806 shares of common stock outstanding.

CHARAH SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

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
ii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CHARAH SOLUTIONS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except par value amounts)
(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$22,400	$24,787
Restricted cash	48,653	4,424
Trade accounts receivable, net	44,059	46,609
Receivable from affiliates	—	182
Contract assets	23,511	18,329
Inventory	5,558	5,917
Income tax receivable	29	260
Prepaid expenses and other current assets	7,581	5,287
Total current assets	151,791	105,795
Property and equipment, net	64,387	49,470
Goodwill	62,193	62,193
Intangible assets, net	60,701	61,426
Equity method investments	7	831
Other assets	8,444	1,245
Total assets	$347,523	$280,960

Liabilities, mezzanine equity and stockholders’ equity
Current liabilities:
Accounts payable	26,104	15,613
Contract liabilities	14,145	6,295
Capital lease obligations, current portion	5,156	2,199
Notes payable, current maturities	25,533	22,308
Asset retirement obligations, current portion	32,181	2,043
Accrued liabilities	21,723	34,937
Other current liabilities	—	935
Total current liabilities	124,842	84,330
Deferred tax liabilities	800	368
Contingent payments for acquisitions	1,950	1,950
Asset retirement obligations	17,786	3,116
Line of credit	—	12,003
Capital lease obligations, less current portion	10,587	4,485
Notes payable, less current maturities	135,573	124,969
Other liabilities	1,845	2,000
Total liabilities	293,383	233,221

Commitments and contingencies (see Note 18)

Mezzanine equity
Series A Preferred Stock — $0.01 par value; 50 shares authorized, 26 shares issued and outstanding as of September 30, 2021 and December 31, 2020; aggregate liquidation preference of $31,682 and $28,783 as of September 30, 2021 and December 31, 2020, respectively	33,438	27,423

Stockholders’ equity
Retained losses	(95,995)	(88,865)
Common Stock — $0.01 par value; 200,000 shares authorized, 33,408 and 30,077 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	334	300
Additional paid-in capital	116,088	108,471
Total stockholders’ equity	20,427	19,906
Non-controlling interest	275	410
Total equity	20,702	20,316
Total liabilities, mezzanine equity and stockholders’ equity	$347,523	$280,960
See accompanying notes to condensed consolidated financial statements

CHARAH SOLUTIONS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue	$84,161	$63,116	$199,786	$166,697
Cost of sales	(74,712)	(54,782)	(177,832)	(148,262)
Gross profit	9,449	8,334	21,954	18,435
General and administrative expenses	(9,396)	(2,043)	(28,080)	(21,368)
Gain on sales-type lease	—	—	5,568	—
Gains on sales of property and equipment, net	2,998	—	6,241	—
Gain on ARO settlement	1,127	—	1,127	—
Other operating expenses from ERT services	(817)	—	(2,114)	—
Impairment expense	(700)	(6,399)	(827)	(6,399)
Operating income (loss)	2,661	(108)	3,869	(9,332)
Interest expense, net	(3,541)	(3,551)	(10,090)	(10,465)
Loss on extinguishment of debt	(638)	—	(638)	(8,603)
Income from equity method investment	—	625	191	1,247
Loss from continuing operations before income taxes	(1,518)	(3,034)	(6,668)	(27,153)
Income tax expense	203	608	432	608
Net loss from continuing operations, net of tax	(1,721)	(3,642)	(7,100)	(27,761)
Income from discontinued operations, net of tax	—	119	—	6,939
Net loss	(1,721)	(3,523)	(7,100)	(20,822)
Less (loss) income attributable to non-controlling interest	(44)	693	30	1,180
Net loss attributable to Charah Solutions, Inc.	$(1,677)	$(4,216)	$(7,130)	$(22,002)

Amounts attributable to Charah Solutions, Inc.
Loss from continuing operations, net of tax and non-controlling interest	$(1,677)	$(4,335)	$(7,130)	$(28,941)
Deemed and imputed dividends on Series A Preferred Stock	(148)	(147)	(443)	(314)
Series A Preferred Stock dividends	(1,946)	(877)	(6,161)	(1,846)
Net loss from continuing operations attributable to common stockholders	(3,771)	(5,359)	(13,734)	(31,101)
Income from discontinued operations, net of tax	—	119	—	6,939
Net loss attributable to common stockholders	$(3,771)	(5,240)	$(13,734)	$(24,162)

Net loss from continuing operations per common share:
Basic	$(0.12)	$(0.18)	$(0.44)	$(1.04)
Diluted	$(0.12)	$(0.18)	$(0.44)	$(1.04)

Net income from discontinued operations per common share:
Basic	$—	$0.01	$—	$0.23
Diluted	$—	$0.01	$—	$0.23

Net loss attributable to common stockholders per common share:
Basic	$(0.12)	$(0.17)	$(0.44)	$(0.81)
Diluted	$(0.12)	$(0.17)	$(0.44)	$(0.81)

Weighted-average shares outstanding used in income (loss) per common share:
Basic	32,277	29,986	30,955	29,853
Diluted	32,277	29,986	30,955	29,853
See accompanying notes to condensed consolidated financial statements.

CHARAH SOLUTIONS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(Unaudited)

	For the Three Months Ended September 30, 2021
	Mezzanine Equity		Permanent Equity
	Preferred Stock (Shares)	Preferred Stock (Amount)	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Retained Losses	Total	Non-Controlling Interest	Total
Balance, June 30, 2021	26,000	$31,141	30,518,917	$305	$104,442	$(94,318)	$10,429	$319	$10,748
Net (loss) income	—	—	—	—	—	(1,677)	(1,677)	(44)	(1,721)
Issuance of common stock	—	—	2,888,889	29	12,971	—	13,000	—	13,000
Distributions	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	769	—	769	—	769
Shares issued under share-based compensation plans	—	—	—	—	—	—	—	—	—
Taxes paid related to the net settlement of shares	—	—	—	—	—	—	—	—	—
Deemed and imputed dividends on Series A Preferred Stock	—	148	—	—	(148)	—	(148)	—	(148)
Series A Preferred Stock dividends	—	2,149	—	—	(1,946)	—	(1,946)	—	(1,946)
Balance, September 30, 2021	26,000	$33,438	33,407,806	$334	$116,088	$(95,995)	$20,427	$275	$20,702

	For the Three Months Ended September 30, 2020
	Mezzanine Equity		Permanent Equity
	Preferred Stock (Shares)	Preferred Stock (Amount)	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Retained Losses	Total	Non-Controlling Interest	Total
Balance, June 30, 2020	26,000	$24,549	29,985,763	$300	$85,380	$(50,788)	$34,892	$570	$35,462
Net (loss) income	—	—	—	—	—	(4,216)	(4,216)	693	(3,523)
Distributions	—	—	—	—	—	—	—	(327)	(327)
Share-based compensation expense	—	—	—	—	614	—	614	—	614
Shares issued under share-based compensation plans	—	—	—	—	—	—	—	—	—
Taxes paid related to the net settlement of shares	—	—	—	—	—	—	—	—	—
Issuance of Series A Preferred Stock, net of issuance costs	—	(10)	—	—	—	—	—	—	—
Deemed and imputed dividends on Series A Preferred Stock	—	997	—	—	(147)	—	(147)	—	(147)
Series A Preferred Stock dividends	—	—	—	—	(877)	—	(877)	—	(877)
Balance, September 30, 2020	26,000	$25,536	29,985,763	$300	$84,970	$(55,004)	$30,266	$936	$31,202

See accompanying notes to condensed consolidated financial statements.

CHARAH SOLUTIONS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(Unaudited)

	For the Nine Months Ended September 30, 2021
	Mezzanine Equity		Permanent Equity
	Preferred Stock (Shares)	Preferred Stock (Amount)	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Retained Losses	Total	Non-Controlling Interest	Total
Balance, December 31, 2020	26,000	$27,423	30,077,018	$300	$108,471	$(88,865)	$19,906	$410	$20,316
Net (loss) income	—	—	—	—	—	(7,130)	(7,130)	30	(7,100)
Issuance of common stock	—	—	2,888,889	29	12,971	—	13,000	—	13,000
Distributions	—	—	—	—	—	—	—	(165)	(165)
Share-based compensation expense	—	—	—	—	1,767	—	1,767	—	1,767
Shares issued under share-based compensation plans	—	—	535,417	6	(6)	—	—	—	—
Taxes paid related to the net settlement of shares	—	—	(93,518)	(1)	(511)	—	(512)	—	(512)
Deemed and imputed dividends on Series A Preferred Stock	—	443	—	—	(443)	—	(443)	—	(443)
Series A Preferred Stock dividends	—	5,572	—	—	(6,161)	—	(6,161)	—	(6,161)
Balance, September 30, 2021	26,000	$33,438	33,407,806	$334	$116,088	$(95,995)	$20,427	$275	$20,702

	For the Nine Months Ended September 30, 2020
	Mezzanine Equity		Permanent Equity
	Preferred Stock (Shares)	Preferred Stock (Amount)	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Retained Losses	Total	Non-Controlling Interest	Total
Balance, December 31, 2019	—	$—	29,622,835	$296	$85,187	$(33,002)	$52,481	$792	$53,273
Net (loss) income	—	—	—	—	—	(22,002)	(22,002)	1,180	(20,822)
Distributions	—	—	—	—	—	—	—	(1,036)	(1,036)
Share-based compensation expense	—	—	—	—	2,084	—	2,084	—	2,084
Shares issued under share-based compensation plans	—	—	426,852	4	(4)	—	—	—	—
Taxes paid related to net settlement of shares	—	—	(63,924)	—	(137)	—	(137)	—	(137)
Issuance of Series A Preferred Stock, net of issuance costs	26,000	24,253	—	—	—	—	—	—	—
Deemed and imputed dividends on Series A Preferred Stock	—	1,283	—	—	(314)	—	(314)	—	(314)
Series A Preferred Stock dividends	—	—	—	—	(1,846)	—	(1,846)	—	(1,846)
Balance, September 30, 2020	26,000	25,536	29,985,763	$300	$84,970	$(55,004)	$30,266	$936	$31,202

See accompanying notes to condensed consolidated financial statements.

CHARAH SOLUTIONS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(7,100)	$(20,822)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,578	13,196
Loss on extinguishment of debt	638	8,603
Paid-in-kind interest on long-term debt	2,844	3,093
Impairment expense	827	6,399
Amortization of debt issuance costs	590	396
Deferred income taxes	432	608
Gain on sales-type lease	(5,568)	—
(Gains) losses on sales of property and equipment	(7,638)	581
Income from equity method investment	(191)	(1,247)
Distributions received from equity method investment	—	1,230
Non-cash share-based compensation	1,767	2,084
Gain on interest rate swap	(190)	(95)
Interest rate swap settlement	(745)	—
Gain on ARO settlement	(1,127)	—
Interest accreted on contingent payments for acquisition	—	143
Increase (decrease) in cash due to changes in:
Trade accounts receivable	5,288	(15,852)
Contract assets and liabilities	2,667	14,904
Inventory	(147)	5,477
Accounts payable	9,471	(3,740)
Asset retirement obligation	(4,654)	(7,905)
Other assets and liabilities	(13,714)	3,846
Net cash provided by operating activities	2,028	10,899

Cash flows from investing activities:
Proceeds from the sales of property and equipment	10,114	698
Purchases of property and equipment	(7,024)	(3,556)
Cash and restricted cash received from ERT transaction	34,900	—
Payments of working capital adjustment and other items for the sale of subsidiary	(7,367)	—
Distributions received from equity method investment	1,015	—
Net cash provided by (used in) investing activities	31,638	(2,858)

Cash flows from financing activities:
Net (payments) proceeds on the line of credit	(12,003)	6,667
Proceeds from long-term debt	156,301	18,353
Principal payments on long-term debt	(134,613)	(21,479)
Payments of debt issuance costs	(10,912)	(1,623)
Principal payments on capital lease obligations	(2,920)	—
Taxes paid related to net settlement of shares	(512)	(137)
Net proceeds from issuance of convertible Series A Preferred Stock	—	24,253
Proceeds from issuance of common stock	13,000	—
Distributions to non-controlling interest	(165)	(1,036)
Net cash provided by financing activities	8,176	24,998
Net increase in cash, cash equivalents and restricted cash	41,842	33,039
Cash, cash equivalents and restricted cash, beginning of period	29,211	6,128
Cash, cash equivalents and restricted cash, end of period	$71,053	$39,167
See accompanying notes to condensed consolidated financial statements.

Supplemental Disclosures and Non-cash investing and financing transactions
The following table summarizes additional supplemental disclosures and non-cash investing and financing transactions:

	Nine Months Ended
	September 30,
	2021	2020
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$5,386	10,349
Cash paid during the period for taxes	831	779

Supplemental disclosures and non-cash investing and financing transactions:
Gross proceeds from the line of credit	$73,817	$90,326
Gross payments on the line of credit	(85,820)	(83,659)
Sale of structural fill asset through a sales-type lease	6,000	—
Proceeds from the sale of equipment in accounts receivable, net	1,252	—
Series A Preferred Stock dividends payable included in accrued expenses	1,946	877
Deemed and imputed dividends on Series A Preferred Stock	443	—
Equipment acquired through capital leases	11,980	—
Changes in property and equipment included in accounts payables and accrued expenses	205	676
Sale of equipment through the issuance of a note receivable	—	1,450
Debt issuance costs included in accounts payable and accrued expenses	1,019	—

As reported within the unaudited condensed consolidated balance sheet:
Cash and cash equivalents	$22,400	$30,006
Restricted cash	48,653	9,161
Total cash, cash equivalents and restricted cash as presented in the balance sheet	$71,053	$39,167

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
Going Concern
As of June 30, 2021, borrowings under the Company’s Credit Facility (as defined in Note 11) totaled $132,788 and were scheduled to mature in July 2022. However, as of June 30, 2021, the Company did not have sufficient cash on hand or available liquidity to repay the credit facility upon maturity. As discussed in Note 11 and Note 14, during the quarter ended September 30, 2021, the Company fully repaid and terminated the Credit Facility set to mature on July 31, 2022 using the proceeds before payment of expenses and other fees of $135,000 from the Company's 8.50% Senior Notes maturing August 31, 2026 (the "Notes") and proceeds of $13,000 from issuance of the Company's common stock. As a result of the debt refinancing and equity proceeds, there is no longer substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
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

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
Discontinued operations comprise those activities that were disposed of during 2020 and represent a separate major line of business that can be clearly distinguished for operational and financial reporting purposes. Accordingly, the accompanying unaudited condensed consolidated statements of operations and the notes to condensed consolidated financial statements reflect the Allied results as discontinued operations for all 2020 periods presented. Unless otherwise specified, disclosures in these condensed consolidated financial statements reflect continuing operations only. The accompanying unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2021 include both continuing and discontinued operations. Refer to Note 4, Discontinued Operations, for further information on the discontinued operations relating to the Allied Transaction.
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
Business Combinations
On March 30, 2018, Charah Management completed a transaction with SCB Materials International, Inc. and affiliated entities (“SCB”), a previously unrelated third party, pursuant to which Charah Solutions acquired certain assets and liabilities of SCB for a purchase price of $35,000, with $20,000 paid at closing and $15,000 to be paid over time in conjunction with certain performance metrics. The contract also contained various mechanisms for a working capital true-up. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations with the allocation of the purchase price for the acquisition finalized as of March 31, 2019. The recognized goodwill from the transaction was allocated to the Environmental Solutions segment. In November 2018, the $15,000 contingent consideration to be paid over time was reduced by $3,300. During the year ended December 31, 2020, the Company evaluated the recoverability of certain grinding technology assets. As part of that review, we assessed the likelihood of paying the contingent liability based on achieving certain performance sales levels using these technology assets. In the fourth quarter of 2020, the Company concluded that certain sales levels would not be achieved, and we reduced the corresponding liability by $9,702, which was recognized as a component of operating income in the consolidated statements of operations. As of September 30, 2021, we do not expect the remaining liability balance of $1,950 to be paid within the next 12 months. The fair value of the contingent consideration was estimated using unobservable inputs of future cash flows, which we consider to be Level 3 measurements.
Fair Value Disclosure
The Company did not have any recurring or non-recurring level 3 fair value measurements as of September 30, 2021 and 2020 other than the value of certain remaining grinding technology related equipment upon impairment as described in Note 7, Balance Sheet Items, the measurement of the preferred stock paid-in-kind dividends as described in Note 13, Mezzanine Equity, and the application of stock-based compensation accounting as described in Note 17, Stock/Unit-Based Compensation. There have been no transfers between levels of the fair value hierarchy during the three and nine months ended September 30, 2021.

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
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Inter-bank Offered Rate (“LIBOR”) or another rate that is expected to be discontinued. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848). This ASU provides supplemental guidance and clarification to ASU No. 2020-04, and these updates must be adopted concurrently, cumulatively referred to as “Topic 848.” The amendments in Topic 848 are currently effective for all entities, and upon adoption, may be applied prospectively to contract modifications made on or before December 31, 2022. The Company is still assessing the impact of Topic 848 on its consolidated financial statements.

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
The parties made customary representations and warranties and have agreed to customary covenants in the Purchase Agreement. The Company entered into a non-competition and non-solicitation arrangement under the Purchase Agreement with the Purchaser, subject to customary exceptions. In addition, the parties also entered into a Transition Services Agreement pursuant to which the Company provided Allied and the Purchaser with certain transition assistance services from the date of the Allied Transaction until April 30, 2021 in exchange for payment. The Transition Services Agreement was subsequently amended and extended with certain transition assistance services to be provided until August 30, 2021. The Company recognized $0 and $60 resulting from the Transition Services Agreement as a credit within cost of sales in our accompanying unaudited condensed consolidated statements of operations during the three and nine months ended September 30, 2021, respectively. The Company had receivables outstanding from Allied of $23 and $120 at September 30, 2021 and December 31, 2020, respectively. In accordance with applicable accounting guidance for the disposal of long-lived assets, the results of the Allied Transaction are presented as discontinued operations and, as such, have been excluded from continuing operations for all periods presented.
The Company received cash proceeds of $37,860, which was net of transaction costs of $1,900 and Allied restricted cash of $240. The Company retained Allied liabilities of $3,500, recorded a $301 increase to paid-in-capital for the income tax impact related to the Allied Transaction and recognized accruals of $6,954 for working capital adjustments and $413 for other acquisition-related charges in accrued expenses in our Consolidated Balance Sheet as of December 31, 2020, to be paid in 2021. The Company paid the working capital settlement of $6,954 to the Purchaser as well as $3,500 of retained Allied liabilities and $413 of acquisition-related charges during the nine months ended September 30, 2021.
The following amounts related to discontinued operation were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations in our accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Revenue	$55,599	$249,794
Cost of sales	(51,890)	(234,655)
Gross profit	3,709	15,139
General and administrative expenses	(2,810)	(5,878)
Operating income	899	9,261
Interest expense, net(a)	(780)	(2,322)
Income from discontinued operations before income taxes	119	6,939
Income tax expense	—	—
Income from discontinued operations	$119	$6,939
(a) Interest expense was allocated to discontinued operations due to the requirement in Amendment No. 4 to Credit Agreement that cash generated from the Allied Transaction was required to be used to reduce our debt balances.
The following table provides supplemental cash, cash equivalent and restricted cash information related to discontinued operations:

As of
September 30, 2020
Cash and cash equivalents:
Cash, cash equivalents and restricted cash - continuing operations	$38,834
Cash, cash equivalents and restricted cash - discontinued operations	333
Total cash and cash equivalents	$39,167

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
The depreciation and amortization, capital expenditures and significant operating noncash items of Allied were as follows:

Nine Months Ended
September 30, 2020
Cash flows from discontinued operating activities:
Depreciation and amortization	$633
Loss on disposal of property and equipment	45
Non-cash shared-based compensation	283

Cash flows from discontinued investing activities:
Purchase of property and equipment	$95
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
As part of the acquisition, the Company acquired certain plant, machinery and equipment and vehicles for which management committed to a plan to sell. Property and equipment of $193 that was initially classified as held for sale was subsequently sold to third parties during the nine months ended September 30, 2021.
6. Revenue
We disaggregate our revenue from customers by type of service and by geographic region as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Byproduct sales	$22,368	$22,940	$56,910	$66,101
Construction contracts	48,176	21,590	99,828	51,784
Services	13,617	18,586	43,048	48,812
Total revenue	$84,161	$63,116	$199,786	$166,697

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
United States	$84,161	$63,045	$199,786	$165,780
Foreign	—	71	—	917
Total revenue	$84,161	$63,116	$199,786	$166,697
As of September 30, 2021, the Company had remaining performance obligations with an aggregate transaction price of $491,066 on construction contracts for which we recognize revenue over time. We expect to recognize approximately 13% of our remaining performance obligations as revenue during the remainder of 2021, 15% in 2022, 10% in 2023, and 62% thereafter. Revenue associated with our remaining performance obligations includes performance obligations related to our construction contracts. The balance of remaining performance obligations does not include variable consideration that was determined to be constrained as of September 30, 2021. As of September 30, 2021, there were $4,837 of unapproved change orders associated with project scope changes included in determining the profit or loss on certain construction contracts, of which $1,732 were approved subsequent to quarter-end.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
7. Balance Sheet Items
Allowance for doubtful accounts
The following table presents the changes in the allowance for doubtful accounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Balance, beginning of period	$558	$249	$467	$146
Add: provision	—	5	139	124
Less: deduction and other adjustments	(53)	(2)	(101)	(18)
Balance, end of period	$505	$252	$505	$252
Property and equipment, net
The following table shows the components of property and equipment, net:

	September 30, 2021	December 31, 2020
Plant, machinery and equipment	$64,612	$68,308
Structural fill site improvements	55,760	55,760
Vehicles	11,863	12,824
Office equipment	600	582
Buildings and leasehold improvements	267	262
Land, land improvements and structural fill sites	15,439	432
Capital lease assets	18,644	6,627
Construction in progress	764	1,961
Total property and equipment	$167,949	$146,756
Less: accumulated depreciation	(103,562)	(97,286)
Property and equipment, net	$64,387	$49,470
Land, land improvements and structural fill sites includes $5,158 of real property acquired in the Gibbons Creek Transaction that the Company is actively demolishing and for which depreciation expense is not being recorded. During the three and nine months ended September 30, 2021, the Company capitalized $1,365 and $2,395, respectively, of demolition costs and sold scrap with a cost basis of $1,003 and $1,342, respectively.
Depreciation expense was $4,289 and $4,594 for the three months ended September 30, 2021 and 2020, respectively, and $12,657 and $13,306 for the nine months ended September 30, 2021 and 2020, respectively.
Impairment of Long-Lived Assets Other than Goodwill
Long-lived assets other than goodwill and indefinite-lived intangible assets, held and used by the Company, including property and equipment and long-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company evaluates recoverability of assets to be held and used by comparing the carrying amount of an asset to the future net undiscounted cash flows expected to be generated by the asset to determine if the carrying value is not recoverable. If the carrying value is not recoverable, the Company fair values the asset and compares that fair value to the carrying value. If the asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value.
During the three months ended September 30, 2021, the Company determined that a triggering event occurred that indicated that the carrying value of certain remaining grinding technology related equipment may not be recoverable. The fair value of the assets was determined through a market approach using the net realizable value of the assets, which indicated that the assets were impaired and resulted in an impairment change of $673 during the three and nine months ended September 30, 2021. The long-lived assets impaired had a remaining fair value of $148.
During the three months ended September 30, 2020, as a result of the expiration of the purchase option previously held by a customer and a third party on the Company's structural fill sites, the Company determined that a triggering event had occurred that indicated that the asset group may not be recoverable as the option expiration led to a significant adverse change in the manner in which the long-lived asset was being used. The Company evaluated the recoverability of the structural fill site assets to be held and used by comparing the carrying amount of the asset group to the future net undiscounted cash flows expected to be generated to determine if the carrying value is not recoverable. The recoverability test indicated that these assets were not recoverable. The fair value of the assets was determined using an income approach of the discounted cash flows expected from the assets and compared to the assets' carrying value, which indicated that the

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
assets were impaired and resulted in an impairment charge. The Company recognized an impairment charge of $6,399 during the three and nine months ended September 30, 2020.
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
The following table reflects activity related to the bargain purchase liability:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Balance, beginning of period	$—	$7,110	$—	$7,110
Amortization expense: provision	—	(7,110)	—	(7,110)
Balance, end of period	$—	$—	$—	$—
Capital leases
The following table shows the components of capital lease assets, net:

	September 30, 2021	December 31, 2020
Capital lease assets	$18,644	$6,627
Less: accumulated depreciation	(2,374)	(368)
Capital lease assets, net	$16,270	$6,259
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
The following table reflects the classification of the lease receivable within our accompanying unaudited condensed consolidated balance sheet:

September 30, 2021
Lease receivable	$5,953
Less: current portion in prepaid expenses and other current assets	(64)
Non-current portion in other assets	$5,889
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
The following table reflects the classification of the note receivable within our accompanying unaudited condensed consolidated balance sheet:

September 30, 2021
Note receivable	$1,602
Less: current portion in prepaid expenses and other current assets	(500)
Non-current portion in other assets	$1,102
Accrued liabilities
The following table shows the components of accrued liabilities:

	September 30, 2021	December 31, 2020
Accrued expenses	$16,602	$19,323
Accrued working capital adjustment for the Allied Transaction	—	6,954
Accrued payroll and bonuses	2,028	7,227
Accrued preferred stock dividends	1,946	1,356
Accrued interest	1,147	77
Accrued liabilities	$21,723	$34,937
Asset Retirement Obligations
The Company owns one structural fill site with continuing maintenance and monitoring requirements after its closure and four tracts of real property with decommissioning, remediation and monitoring requirements. As of September 30, 2021 and December 31, 2020, the Company has accrued $49,967 and $5,159, respectively, for these asset retirement obligations.
The following table reflects the activity for the asset retirement obligations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Balance, beginning of period	52,361	$10,948	$5,159	$15,131
Liabilities acquired (See Note 5)	—	—	50,590	—
Liabilities settled	(1,805)	(2,009)	(5,980)	(6,542)
Gain on ARO settlement	(1,127)	—	(1,127)	—
Change in estimated cash flows	—	(2,127)	—	(2,127)
Accretion	538	135	1,325	485
Balance, end of period	49,967	6,947	49,967	6,947
Less: current portion	(32,181)	(2,921)	(32,181)	(2,921)
Non-current portion	17,786	$4,026	$17,786	$4,026
During the three and nine months ended September 30, 2021, the Company recognized a gain on ARO settlement of $1,127 representing differences between the estimated costs used in the measurement of the fair value of the Company's AROs and the actual expenditures incurred for specific remediation tasks performed during the three and nine months ended September 30, 2021.
During the three and nine months ended September 30, 2020, the Company performed a review of the asset retirement obligation to determine if there had been changes in the estimated amount or timing of cash flows. The Company identified a downward adjustment of $2,127 primarily due to the refinement of cost information associated with project bonding and insurance and the decrease in actual closure costs incurred since the site has ceased operations. The Company views the asset retirement obligation and the related structural fill site asset as a single asset so we first recorded a reduction of $279 to the carrying value of the asset and then recorded the excess balance of $1,848 as a reduction to cost of sales in the accompanying unaudited condensed consolidated statement of operations.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
8. Equity Method Investment
Charah has an investment in a company that provides ash management and remarketing services to the electric utility industry. Charah accounts for its investment under the equity method of accounting because Charah has significant influence over the financial and operating policies of the company. Charah had a payable to the equity method investment of $2 at September 30, 2021 and a receivable due from the equity method investment of $182 at December 31, 2020. In December 2020, the Company informed our joint venture partner of our decision to exit the joint venture due to unfavorable economic conditions associated with a new contract that would adversely impact the future earnings capacity of our investment. In 2021, the joint venture sold its property and equipment at an amount exceeding carrying value and continues to settle its remaining current assets and liabilities through the normal course of business.
Summarized balance sheet information of our equity method investment entity is as follows:

	September 30, 2021	December 31, 2020
Current assets	$14	$1,812
Noncurrent assets	—	282
Total assets	$14	$2,094

Current liabilities	—	432
Equity of Charah	7	831
Equity of joint venture partner	7	831
Total liabilities and members’ equity	$14	$2,094

Summarized financial performance of our equity method investment entity is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue	$—	$2,353	$555	$5,377
Net (loss) income	—	1,252	382	2,495
Charah Solutions’ share of net (loss) income	—	625	191	1,247
The following table reflects our proportional ownership activity in our investment account:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Opening balance	$7	$4,851	$831	$5,078
Distributions	—	(381)	(1,015)	(1,230)
Share of net (loss) income	—	625	191	1,247
Closing balance	$7	$5,095	$7	$5,095
9. Related Party Transactions
ATC Group Services LLC (“ATC”), an entity owned by BCP, our majority stockholder, provided environmental consulting and engineering services at certain service sites. Expenses to ATC were $4 and $111 for the three months ended September 30, 2021 and 2020, respectively, and $83 and $205 for the nine months ended September 30, 2021 and 2020, respectively. The Company had no receivables outstanding from ATC at September 30, 2021 and December 31, 2020. The Company had payables and accrued expenses, net of credit memos, due to ATC of $4 and $29 at September 30, 2021 and December 31, 2020, respectively.
As further discussed in Note 4, Discontinued Operations, in November 2020, the Company sold its Allied subsidiary to an affiliate of BCP.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
As further discussed in Note 11, Long-term Debt, in August 2021, the Company completed an offering of $135,000, in the aggregate, of the Company’s 8.50% Senior Notes due 2026 (the “Notes”), which amount included the exercise by the underwriters of their option to purchase an additional $5,000 aggregate principal amount of Notes. B. Riley Securities, Inc. (“B. Riley”), a shareholder of the Company with board representation, served as the lead book-running manager and underwriter for this offering, purchasing a principal amount of $80,325 of the Notes. Fees paid to B. Riley related to this offering were $7,914 for the three and nine months ended September 30, 2021. These fees were capitalized as debt issuance costs within notes payable, less current maturities in the accompanying unaudited condensed consolidated balance sheets and will be amortized prospectively through interest expense, net in the accompanying unaudited condensed consolidated statements of operations using the effective interest method through the maturity date of the Notes. In addition, Charah, LLC, a Kentucky limited liability company and indirect subsidiary of the Company, issued a promissory note in exchange for cash in favor of B. Riley Commercial Capital, LLC, an affiliate of B. Riley, evidencing a loan in aggregate principal amount of $17,852.
As further discussed in Note 13, Mezzanine Equity, in March 2020, the Company entered into an agreement with an investment fund affiliated with BCP to sell 26,000 shares of Preferred Stock.
10. Goodwill and Intangible Assets
Goodwill and indefinite-lived intangible assets are not amortized but instead are tested for impairment annually or more often if events or changes in circumstances indicate that the fair value of the asset may have decreased below its carrying value. We perform our impairment test effective October 1st of each year and evaluate for impairment indicators between annual impairment tests, of which there were none. There was no goodwill activity during the nine months ended September 30, 2021.
Indefinite-Lived and Definite-Lived Intangible Assets
Our intangible assets, net include a trade name and water rights that are considered to have indefinite lives. As further discussed in Note 5, Asset Acquisition, in February 2021, the Company acquired an indefinite-lived intangible asset for water rights through the Gibbons Creek Transaction.
Our intangible assets, net include customer relationships that are considered to have a definite life. Our customer relationships are amortized on a straight-line basis over their estimated useful lives of 10 years. The amortization expense of our definite-lived intangible assets was $1,974 and $2,215 for the three months ended September 30, 2021 and 2020, respectively and $5,921 and $6,367 for the nine months ended September 30, 2021 and 2020, respectively.
The Company’s intangible assets consist of the following:

	September 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangibles
Customer relationships	$78,942	$(36,753)	$42,189	$78,942	$(30,832)	$48,110

Indefinite-lived intangibles
Charah trade name			13,316			13,316
Water rights			5,196			—
Total			18,512			13,316

Total			$60,701			$61,426
11. Long-term Debt
Senior Notes
On August 25, 2021, the Company completed an offering of $135,000, in the aggregate, of the Company’s Notes, which amount includes the exercise by the underwriters of their option to purchase an additional $5,000 aggregate principal amount of Notes.
The Notes were sold pursuant to the Company’s Registration Statement on Form S-1, as amended (File No. 333-258650), which was declared effective by the Securities and Exchange Commission on August 20, 2021. The Notes were issued pursuant to the First Supplemental Indenture (the “First Supplemental Indenture”), dated as of August 25, 2021, between the Company and Wilmington Savings Fund Society, FSB, as trustee (the “Trustee”). The First Supplemental Indenture supplements the Indenture entered into by and between the Company and the Trustee, dated as of August 25, 2021 (the “Base Indenture” and, together with the First Supplemental Indenture, the “Indenture”).
The public offering price of the Notes was 100.0% of the principal amount. The Company received proceeds before payment of expenses and other fees of $135,000. The Company used the proceeds, along with cash from the sale of equity to B. Riley, to fully repay and

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
terminate the Company’s Credit Facility, as defined below, with any remaining proceeds to be used for general corporate purposes, including funding future acquisitions and investments, repaying indebtedness, making capital expenditures and funding working capital.
The Notes bear interest at the rate of 8.50% per annum. Interest on the Notes is payable quarterly in arrears on January 31, April 30, July 31 and October 31 of each year, commencing October 31, 2021. The Notes will mature on August 31, 2026.
The Company may redeem the Notes for cash in whole or in part at any time (i) on or after August 31, 2023 and prior to August 31, 2024, at a price equal to 103% of their principal amount, plus accrued and unpaid interest to, but excluding, the date of redemption, (ii) on or after August 31, 2024 and prior to August 31, 2025, at a price equal to 102% of their principal amount, plus accrued and unpaid interest to, but excluding, the date of redemption, and (iii) on or after August 31, 2025 and prior to maturity, at a price equal to 100% of their principal amount, plus accrued and unpaid interest to, but excluding, the date of redemption. On and after any redemption date, interest will cease to accrue on the redeemed Notes. If the Company is redeeming less than all of the Notes, the Trustee will select the Notes to be redeemed by such method as the Trustee deems fair and appropriate in accordance with methods generally used at the time of selection by fiduciaries in similar circumstances.
The Indenture also contains customary event of default and cure provisions. If an uncured default occurs and is continuing, the Trustee or the holders of not less than 25% in aggregate principal amount of the Notes may declare the Notes to be immediately due and payable.
The Notes are senior unsecured obligations of the Company and rank equal in right of payment with the Company’s existing and future senior unsecured indebtedness.
As a result of the issuance of the Notes, $11,932 of third-party fees were capitalized as debt issuance costs that will be amortized through interest expense, net in the accompanying unaudited condensed consolidated statements of operations using the effective interest method through the maturity date of the Notes.
Asset-Based Lending Credit Agreement
On November 9, 2021, the Company entered into a new Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, the lenders party thereto and certain subsidiary guarantors named therein. The Credit Agreement provides for a four-year senior secured revolving credit facility with initial aggregate commitments from the lenders of $30,000, which includes $5,000 available for swingline loans, plus an additional $5,000 of capacity available for the issuance of letters of credit if supported by cash collateral provided by the Company (with a right to increase such amount by up to an additional $5,000) (“Aggregate Revolving Commitments”). Availability under the Credit Agreement is subject to a borrowing base calculated based on the value of certain eligible accounts receivable, inventory, and equipment of the Company and subject to redeterminations made in good faith and in the exercise of permitted discretion of JPMorgan. Proceeds of the Credit Agreements may be used for working capital and general corporate purposes.
The Credit Agreement provides for borrowings of either base rate loans or Eurodollar loans. Principal amounts borrowed are payable on the maturity date with such borrowings bearing interest that is payable (i) with respect to base rate loans, monthly and (ii) with respect to Eurodollar loans, the last day of each Interest Period (as defined below); provided that if any Interest Period for a Eurodollar loan exceeds three months, interest will be payable on the respective dates that fall every three months after the beginning of such Interest Period. Eurodollar Loans bear interest at a rate per annum equal to the Adjusted LIBOR for one, three or six months (the “Interest Period”), plus an applicable margin of 2.25%. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Adjusted LIBOR loans plus 100 basis points, plus an applicable rate of 125 basis points.
The Credit Agreement is guaranteed by certain of the Company’s subsidiaries and is secured by substantially all of the Company’s and such subsidiaries’ assets. The Credit Agreement contains customary restrictive covenants for asset-based loans that may limit the Company’s ability to, among other things: incur additional indebtedness, sell assets, make loans to others, make investments, enter into mergers, make certain restricted payments, incur liens, and engage in certain other transactions without the prior consent of the lenders.
A covenant testing period (“Covenant Testing Period”) is a period in which excess availability (which is defined in the Credit Agreement as the sum of availability and an amount up to $1,000), is less than the greater of (a) 12.5% of the lesser of the aggregate revolving commitments and the borrowing base, (b) the lesser of $7,500 and the PP&E Component as defined in the Credit Agreement, and (c) $3,500, for three consecutive business days. During a Covenant Testing Period, the Credit Agreement requires the Company to maintain a fixed charge coverage ratio as defined in the Credit Agreement, determined for any period of twelve (12) consecutive months ending on the last day of each fiscal quarter, of at least 1.00 to 1.00.
Letter of Credit Cash Collateralization Promissory Note
On August 25, 2021, Charah, LLC issued a Secured Promissory Note (the “Promissory Note”), as the borrower, in favor of B. Riley Commercial Capital, LLC, as the noteholder (the “Noteholder”), evidencing a loan in aggregate principal amount of $17,852 made by the Noteholder to Charah, LLC. The loan outstanding under the Promissory Note bears interest at a rate of eight percent (8%) per annum and matures on the thirteen-month anniversary of the effective date of the Promissory Note. The proceeds of the Promissory Note will be used by the Company and its subsidiaries to collateralize the Company's existing letters of credit issued through Bank of America, N.A., and will be repaid as such cash collateral is released to the Company or Charah, LLC, as applicable. The cash proceeds from the Promissory Note are classified within restricted cash in the accompanying unaudited condensed consolidated balance sheets as such cash is maintained in a

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
restricted bank account until such cash collateral is released. Outstanding letters of credit were $17,459 and $11,079 as of September 30, 2021 and December 31, 2020.
Pursuant to the terms of the Promissory Note, Charah, LLC will be subject to certain covenants and restrictive provisions which will, among other things, limit Charah, LLC’s ability to incur additional indebtedness for borrowed money or additional liens; consolidate, merge or transfer all or substantially all of our assets; make certain restricted payments; modify certain material agreements; engage in certain types of transactions with affiliates; each of which will be subject to customary and usual exceptions and baskets. The loan evidenced by the Promissory Note is secured by a pledge of substantially all of the assets of Charah, LLC, subject to certain customary exceptions and limitations.
Credit Agreement
On September 21, 2018, we entered into a credit agreement (the “Credit Facility”) by and among us, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent (the “Administrative Agent”). The Credit Facility included:
•A revolving loan not to exceed $50,000 (the “Revolving Loan”);
•A term loan of $205,000 (the “Closing Date Term Loan”); and
•A commitment to loan up to a further $25,000 in term loans, which expired in March 2020 (the “Delayed Draw Commitment” and the term loans funded under such Delayed Draw Commitment, the “Delayed Draw Term Loan,” together with the Closing Date Term Loan, the “Term Loan”).
Pursuant to the terms of the Credit Facility and its related amendments, all amounts associated with the Revolving Loan and the Term Loan under the Credit Facility were set to mature in July 2022. The interest rates per annum applicable to the loans under the Credit Facility were based on a fluctuating rate of interest measured by reference to, at our election, either (i) the Eurodollar rate, currently LIBOR, or (ii) an alternative base rate. Various margins were added to the interest rate based upon our consolidated net leverage ratio (as defined in the Credit Facility). Customary fees were payable regarding the Credit Facility and included (i) commitment fees for the unused portions of the Credit Facility and (ii) fees on outstanding letters of credit. Amounts borrowed under the Credit Facility were secured by substantially all of the assets of the Company.
The Credit Facility contained various customary representations, warranties, restrictive covenants, certain affirmative covenants, including reporting requirements, and customary events of default.
During the three months ended September 30, 2021, using the proceeds from the Notes, along with cash from the sale of equity to B. Riley, to fully repay and terminate the Credit Facility, the Company paid $114,123 of outstanding principal on the Closing Date Loan and $12,340 of outstanding loans on the Revolver. Further, the Company paid $2,000 of previously accrued fees required as consideration for Amendment No. 3 to Credit Agreement that was otherwise due and payable on the maturity date. During the three and nine months ended September 30, 2021, the Company wrote off unamortized debt issuance costs of $638 as a result of this refinancing, which is included in loss on extinguishment of debt in the accompanying unaudited condensed consolidated statements of operations.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
12. Notes Payable
The following table summarizes the major components of debt at each balance sheet date and provides maturities and interest rate ranges for each major category as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Various equipment notes entered into in November 2017, payable in monthly installments ranging from $6 to $24, including interest at 5.2%, maturing in December 2022 through December 2023. The notes are secured by equipment with a net book value of $1,277 as of September 30, 2021.	$2,034	$2,871
Various equipment notes entered into in 2018, payable in monthly installments ranging from $1 to $39, including interest ranging from 5.6% to 6.8%, maturing in March 2023 through May 2025. The notes are secured by equipment with a net book value of $5,960 as of September 30, 2021.	6,465	8,446
Various equipment notes entered into in 2019, payable in monthly installments ranging from $2 to $23, including interest ranging from 3.9% to 6.4%, maturing in April 2024 through December 2024. The notes are secured by equipment with a net book value of $2,748 as of September 30, 2021.	2,847	3,490
Various equipment notes entered into in 2020, payable in monthly installments ranging from $9 to $10, including interest of 5.4%, maturing in August 2025. The notes are secured by equipment with a net book value of $1,882 as of September 30, 2021.	1,723	2,011
Various equipment notes entered into in 2021, payable in monthly installments ranging from $3 to $9, including interest ranging from 4.0% to 6.5%, maturing in February 2026 through August 2026. The notes are secured by equipment with a net book value of $1,789 as of September 30, 2021.	1,953	—
Various commercial insurance premium financing agreements entered into in 2020, payable in monthly installments ranging from $22 to $126, including interest ranging from 3.4% to 3.8%, that matured in February and March 2021.	—	453
Various commercial insurance premium financing agreements entered into in 2021, payable in monthly installments ranging from $24 to $117, including interest ranging from 3.0% to 3.9%, maturing in October 2021 through April 2022.	837	—
A $10,000 equipment line with a bank, entered into in December 2017, secured by all equipment purchased with the proceeds of the loan. Interest is calculated on any outstanding amounts using a fixed rate of 4.5%. The equipment line converted to a term loan in September 2018 with a maturity date of June 22, 2023. The term loan is secured by equipment with a net book value of $2,700 as of September 30, 2021.	4,123	5,791
The Closing Date Term Loan and the Delayed Draw Term Loan entered into in September 2018 as part of the Syndicated Credit Facility (see Note 11). In August 2021, the Credit Facility was terminated and the full outstanding principal balance was repaid.	—	125,239
The Notes entered into in August 2021 (see Note 11). The Notes are senior unsecured obligations of the Company and rank equal in right of payment with the Company’s existing and future senior unsecured indebtedness.	135,000	—
The Promissory Note entered into in August 2021 as part of the Letter of Credit Cash Collateralization Promissory Note (see Note 11). The loan evidenced by the Promissory Note is secured by a pledge of substantially all of the assets of Charah, LLC, subject to certain customary exceptions and limitations.	17,852	—
Total	172,834	148,301
Less debt issuance costs, net	(11,728)	(1,024)
	161,106	147,277
Less current maturities	(25,533)	(22,308)
Notes payable due after one year	$135,573	$124,969
13. Mezzanine Equity
In March 2020, the Company entered into an agreement with an investment fund affiliated with BCP to sell 26 (twenty-six thousand) shares of Series A Preferred Stock, par value $0.01 per share (the “Preferred Stock”), with an initial aggregate liquidation preference of $26,000, net of a 3% Original Issue Discount (“OID”) of $780 for net proceeds of $25,220 in a private placement (the “Preferred Stock Offering”). Proceeds from the Preferred Stock Offering were used for liquidity and general corporate purposes. In

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
connection with the issuance of the Preferred Stock, the Company incurred direct expenses of $966, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. The Preferred Stock was initially recorded net of OID and direct expenses, which will be accreted through paid-in-capital as a deemed dividend from the date of issuance through the first possible known redemption date, March 16, 2023. As of September 30, 2021 and December 31, 2020, the Company had accrued dividends of $997 and $906, respectively, associated with the Preferred Stock, which was recorded at a fair value of $1,946 and $1,356, respectively, using observable information for similar items and is classified as a level 2 fair value measurement.
Dividend Rights The Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights and rights on the distribution of assets in any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Preferred Stock had an initial liquidation preference of $1 (one thousand dollars) per share.
The holders of the Preferred Stock are entitled to a cumulative dividend paid in cash at the rate of 10.0% per annum, payable on a quarterly basis. If we do not declare and pay a dividend to the holders of the Preferred Stock, the dividend rate will increase to 13.0% per annum, and the dividends are paid-in-kind by adding such amount to the liquidation preference. The Company’s intention is to pay dividends in-kind for the foreseeable future. The dividend rate will increase to 16.0% per annum upon the occurrence and during the continuance of an event of default. As of September 30, 2021, the liquidation preference of the Preferred Stock was $31,682.
Conversion Features The Preferred Stock is convertible at the option of the holders at any time on and after the three-month anniversary of the date of issuance into shares of common stock at a conversion price of $2.77 per share (the “Conversion Price”), which represents a 30% premium to the 20-day volume-weighted average price ended March 4, 2020. As of September 30, 2021, the maximum number of common shares that could be required to be issued if converted is 11,438 (eleven million four hundred thirty-eight thousand). The conversion rate is subject to the following customary anti-dilution and other adjustments:
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
14. Common Stock Issuances
During the three and nine months ended September 30, 2021, the Company executed a stock purchase agreement with a previously unrelated third party, B. Riley, and issued 2,889 shares of common stock at $4.50 per share in a private placement for total proceeds of $13,000. Pursuant to the terms of the stock purchase agreement, B. Riley entered into an Investor Rights Agreement and appointed one director to the Company's board of directors.
15. Interest Rate Swap
The Company entered into an interest rate swap in December 2017 whereby the Company agreed to exchange with the counterparty, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to a notional amount. On August 19, 2021, the Company terminated the interest rate swap in conjunction with the termination of the Credit Facility and issuance of the Notes. In conjunction with the termination, the Company settled the outstanding liability that was previously classified within other liabilities in the consolidated balance sheet by paying $745 to the counterparty, which represented the fair value of the swap as of the termination date.
     The total amount of gain (loss) included in interest expense, net in the accompanying unaudited condensed consolidated statements of operations was ($11) and $65 for the three months ended September 30, 2021 and 2020, respectively, and $190 and $95 for the nine months ended September 30, 2021 and 2020, respectively.
16. Contract Assets and Liabilities
The timing of revenue recognition, billings and cash collections results in accounts receivable, contract assets, and contract liabilities on the accompanying unaudited condensed consolidated balance sheets.
Our contract assets are as follows:

	September 30, 2021	December 31, 2020
Costs and estimated earnings in excess of billings	$15,395	$12,196
Retainage	8,116	6,133
Total contract assets	$23,511	$18,329
Our contract liabilities are as follows:

	September 30, 2021	December 31, 2020
Billings in excess of costs and estimated earnings	$12,447	$6,167
Deferred revenue	1,698	128
Total contract liabilities	$14,145	$6,295

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
We recognized revenue of $0 and $6,295 for the three and nine months ended September 30, 2021, respectively, that was previously included in contract liabilities at December 31, 2020. The increase in contract liabilities was primarily due to an increase in billings in excess of costs and estimated earnings associated with billings during the three and nine months ended September 30, 2021 for a specific remediation and compliance project.
The Company's net position on uncompleted contracts is as follows:

	September 30, 2021	December 31, 2020
Costs incurred on uncompleted contracts	$169,576	$123,339
Estimated earnings	19,019	18,425
Total costs and estimated earnings	188,595	141,764
Less billings to date	(185,647)	(135,735)
Net balance in process	$2,948	$6,029
The net balance in process classified on the accompanying unaudited condensed consolidated balance sheets is as follows:

	September 30, 2021	December 31, 2020
Costs and estimated earnings in excess of billings	$15,395	$12,196
Billings in excess of costs and estimated earnings	(12,447)	(6,167)
Net balance in process	$2,948	$6,029
Anticipated losses on long-term contracts are recognized when such losses become evident. As of September 30, 2021 and December 31, 2020, accruals for anticipated losses on long-term contracts were $143 and $155, respectively.
17. Stock/Unit-Based Compensation
The Company adopted the Charah Solutions, Inc. 2018 Omnibus Incentive Plan (the “2018 Plan”), pursuant to which employees, consultants, and directors of the Company and its affiliates, including named executive officers, are eligible to receive awards. The 2018 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, bonus stock, dividend equivalents, other stock-based awards, substitute awards, annual incentive awards, and performance awards intended to align the interests of participants with those of Company's stockholders. During the nine months ended September 30, 2021, the Company amended the 2018 Plan to reserve an additional 2,000 shares of common stock, for a total of 5,007 shares of common stock reserved for issuance under the 2018 Plan.
During the nine months ended September 30, 2021, the Company granted 501 restricted stock units (“RSUs”) under the 2018 Plan that are time-based. Of the RSUs granted during the nine months ended September 30, 2021, 3 vested immediately, 90 vest at the end of a one-year period, and 408 vest in equal installments over three years. The fair value of these RSUs is based on the market price of the Company’s shares on the grant date.
During the nine months ended September 30, 2021, the Company granted 235 performance share units (“PSUs”) under the 2018 Plan that cliff vest after three years. The vesting of these PSUs is dependent upon the following performance goals during the period January 1, 2021 through December 31, 2023 (the “Performance Period”): (i) the relative total stockholder return percentile ranking of the Company as compared to the specified performance peer group and (ii) cumulative revenue. Each performance goal is weighted at 50% in determining the number of PSUs that become earned PSUs. The maximum number of earned PSUs for the Performance Period is 200% of the target number of PSUs. The total compensation cost we will recognize under the PSUs will be determined using the Monte Carlo valuation methodology, which factors in the value of the total stockholder return market condition when determining the grant date fair value of the PSU. Compensation cost for each PSU is recognized during the Performance Period based on the probable achievement of the two performance criteria. The PSUs are converted into shares of our common stock at the time the PSU award value is finalized.
A summary of the Company’s non-vested share activity for the nine months ended September 30, 2021 is as follows:

	Restricted Stock		Performance Stock		Total
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2020	981	$5.08	453	$4.02	1,434	$4.74
Granted	501	5.41	235	4.74	736	5.20
Forfeited	(62)	7.54	(40)	4.76	(102)	6.45
Vested	(535)	5.88	—	—	(535)	5.88
Balance as of September 30, 2021	885	$4.62	648	$4.24	1,533	$4.46

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)

	Restricted Stock		Performance Stock		Total
	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2020	0.79	$2,817	1.68	$1,299	1.07	$4,116

Balance as of September 30, 2021	1.13	$4,072	1.51	$2,979	1.29	$7,051
Stock-based compensation expense related to the restricted stock issued was $550 and $398 during the three months ended September 30, 2021 and 2020, respectively and $1,308 and $1,413 during the nine months ended September 30, 2021 and 2020. As of September 30, 2021, total unrecognized stock-based compensation expense related to non-vested awards of restricted stock, net of estimated forfeitures, was $2,033, and is expected to be recognized over a weighted-average period of 1.37 years. The total fair value of awards vested for the three and nine months ended September 30, 2021 was $2,463.
Stock-based compensation expense related to the performance stock issued was $219 and $149 during the three months ended September 30, 2021 and 2020, respectively, and $459 and $388 during the nine months ended September 30, 2021 and 2020. As of September 30, 2021, total unrecognized stock-based compensation expense related to non-vested awards of performance stock, net of estimated forfeitures, was $1,128, and is expected to be recognized over a weighted-average period of 2.00 years.
18. Commitments and Contingencies
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
19. Income Taxes
The Company had income tax expense of $203 and $608 for the three months ended September 30, 2021 and 2020, respectively, and $432 and $608 for the nine months ended September 30, 2021 and 2020, respectively, due to adjustments to the valuation allowance on deferred tax assets.
The effective income tax rate for the three months ended September 30, 2021 was 23.7% without regard to the impact of the valuation allowance and includes the effect of state income taxes, nondeductible items and benefits for non-controlling interests. The Company’s income is subject to a federal statutory rate of 21.0% and an estimated state statutory rate of 5.1% before considering the valuation allowance.
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

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
At September 30, 2021, deferred tax liabilities, net of deferred tax assets, was $800. A valuation allowance has been recorded for the deferred tax assets as the Company has determined that it is not more likely than not that the tax benefits related to all the deferred tax assets will be realized. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance on its deferred tax assets.
20. Loss Per Share
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
Basic and diluted loss per share is determined using the following information:

	Three months ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Loss from continuing operations, net of tax and non-controlling interest	$(1,677)	$(4,335)	$(7,130)	$(28,941)
Deemed and imputed dividends on Series A Preferred Stock	(148)	(147)	(443)	(314)
Series A Preferred Stock dividends	(1,946)	(877)	(6,161)	(1,846)
Net loss from continuing operations attributable to common stockholders	(3,771)	(5,359)	(13,734)	(31,101)
Net income from discontinued operations	—	119	—	6,939
Net loss attributable to common stockholders	$(3,771)	$(5,240)	$(13,734)	$(24,162)

Denominator:
Weighted average shares outstanding	32,277	29,986	30,955	29,853
Dilutive share-based awards	—	—	—	—
Total weighted average shares outstanding, including dilutive shares	32,277	29,986	30,955	29,853

Net loss from continuing operations per common share
Basic	$(0.12)	$(0.18)	$(0.44)	$(1.04)
Diluted	$(0.12)	$(0.18)	$(0.44)	$(1.04)

Net income from discontinued operations per common share
Basic	$—	$0.01	$—	$0.23
Diluted	$—	$0.01	$—	$0.23

Net loss attributable to common stockholders per common share
Basic	$(0.12)	$(0.17)	$(0.44)	$(0.81)
Diluted	$(0.12)	$(0.17)	$(0.44)	$(0.81)
The holders of the Preferred Stock have nonforfeitable rights to common stock dividends or common stock dividend equivalents. Accordingly, the Preferred Stock qualifies as participating securities.
As a result of the net loss per share for the three and nine months ended September 30, 2021 and 2020, the inclusion of all potentially dilutive shares would be anti-dilutive. Therefore, dilutive shares of 12,379 and 11,430 were excluded from the computation of the weighted-average shares for diluted net loss per share for the three months ended September 30, 2021 and 2020, respectively, and dilutive shares of 12,064 and 8,453 were excluded from the computation of the weighted-average shares for diluted net loss per share for the nine months ended September 30, 2021 and 2020, respectively.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
A summary of securities excluded from the computation of diluted earnings per share is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Diluted earnings per share:
Anti-dilutive restricted and performance stock units	1,298	1,679	1,325	1,494
Anti-dilutive Series A Preferred Stock convertible into common stock	11,081	9,751	10,739	6,959
Potentially dilutive securities, excluded as anti-dilutive	12,379	11,430	12,064	8,453

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
During the fourth quarter of 2020, we realigned our segment reporting into a single operating segment to reflect the suite of end-to-end services we offer our utility partners and how our chief operating decision maker reviews consolidated financial information to evaluate results of operations, assess performance and allocate resources for these services. We provide the following services through our one segment: remediation and compliance services, byproduct sales, fossil services and ERT services. Remediation and compliance services are associated with our customers’ need for multi-year environmental improvement and sustainability initiatives, whether driven by regulatory requirements, power generation customer initiatives or consumer expectations and standards. Byproduct sales support both our power generation customers’ desire to recycle their recurring and legacy volumes of coal combustion residuals (“CCRs”), commonly known as coal ash, and our ultimate end customers’ need for high-quality, cost-effective raw material substitutes. Fossil services consist of recurring and mission-critical coal ash management and operations for coal-fired power generation facilities. ERT services represent an innovative solution designed to meet the evolving and increasingly complex needs of utility customers. These customers need to retire and decommission older or underutilized assets while maximizing their value and improving the environment. Our ERT services manage the sites' environmental remediation requirements benefiting the communities and lowering the utility customers' cost.
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
As a result of our comprehensive offerings, the embedded nature of our on-site presence, our domain experience, and our track record of successful execution, we have built long-term relationships with leading U.S. regulated utilities and independent power producers, including Dominion Energy, Inc., Duke Energy Corporation, Dynegy Inc., PPL Corporation, The Southern Company, and Consumers Energy, among others. These relationships have spanned over 20 years in some cases. Our operational footprint’s national scale is also a key competitive differentiator, as many competitors are localized, focusing on a single geographic area (sometimes isolated to a single plant). We operate in more than 20 states, resulting in an overall footprint and density in key markets that we believe are difficult to replicate. We believe our national reach enables us to successfully pursue new business within our existing customer base and attract new customers while providing consistent quality, safety, and compliance standards.
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
On September 9, 2021, President Biden announced (i) an executive order requiring federal contractors to require that their employees be fully vaccinated against COVID-19 (the "vaccine mandate") and (ii) a proposed new rule requiring all employers with at least 100 employees to require that their employees be fully vaccinated against COVID-19 or tested weekly (the "testing mandate"). The vaccine mandate in the executive order is proposed to take effect in December 2021, but specific application to the Company also depends on timing of incorporation into existing federal contracts. OSHA is currently drafting an emergency regulation to carry out the testing mandate for large employers, which is expected to take effect in the coming weeks. At this time, it is unclear, among other things, if and when the Company will be subject to the vaccine mandate, if the vaccine mandate and the testing mandate will apply to all employees or only to certain employees, and how compliance will be documented. If the Company is subject to the vaccine mandate, it could result in employee attrition and increased costs, which could adversely affect the Company’s business and results of operations. Until the details of the vaccine mandate and the testing mandate are finalized, and any resulting litigation is resolved, the Company cannot predict with certainty the exact impact such mandates will have on the Company or its workforce.
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
Byproduct Recycling Market Dynamics
There is a growing demand for recycled coal ash across various applications driven by market forces and governmental regulations creating the need to dispose of coal ash in an environmentally sensitive manner. Pricing of byproduct sales is driven by supply and demand market dynamics as well as the chemical and physical properties of the ash. As demand increases for the end-products that use CCRs (i.e., concrete for construction and infrastructure projects), the demand for recycled coal ash also typically rises. These fluctuations affect the relative demand for our byproduct sales. In recessionary periods, construction and infrastructure spending and the corresponding need for concrete may decline. However, this unfavorable effect may be partially offset by an increase in the demand for recycled coal ash during recessionary periods, given that coal ash is more cost-effective than other alternatives.
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

Results of Operations
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

	Three Months Ended
	September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Revenue	$84,161	$63,116	$21,045	33.3%
Cost of sales	(74,712)	(54,782)	(19,930)	36.4%
Gross profit	9,449	8,334	1,115	13.4%
General and administrative expenses	(9,396)	(2,043)	(7,353)	359.9%
Gains on sales of property and equipment, net	2,998	—	2,998	100.0%
Gain on ARO settlement	1,127	—	1,127	100.0%
Other operating expenses from ERT services	(817)	—	(817)	(100.0)%
Impairment expense	(700)	(6,399)	5,699	(89.1)%
Operating income (loss)	2,661	(108)	2,769	2,563.9%
Interest expense, net	(3,541)	(3,551)	10	0.3%
Loss on extinguishment of debt	(638)	—	(638)	(100.0)%
Income from equity method investment	—	625	(625)	(100.0)%
Loss from continuing operations before income taxes	(1,518)	(3,034)	1,516	(50.0)%
Income tax expense	203	608	(405)	(66.6)%
Net loss from continuing operations, net of tax	(1,721)	(3,642)	1,921	(52.7)%
Income from discontinued operations, net of tax	—	119	(119)	(100.0)%
Net loss	(1,721)	(3,523)	1,802	51.1%
Less (loss) income attributable to non-controlling interest	(44)	693	(737)	106.3%
Net loss attributable to Charah Solutions, Inc.	$(1,677)	$(4,216)	2,539	60.2%

Amounts attributable to Charah Solutions, Inc.
Loss from continuing operations, net of tax and non-controlling interest	$(1,677)	$(4,335)	2,658	61.3%
Deemed and imputed dividends on Series A Preferred Stock	(148)	(147)	(1)	(0.7)%
Series A Preferred Stock dividends	(1,946)	(877)	(1,069)	(121.9)%
Net loss from continuing operations attributable to common stockholders	(3,771)	(5,359)	1,588	29.6%
Income from discontinued operations, net of tax	—	119	(119)	(100.0)%
Net loss attributable to common stockholders	$(3,771)	$(5,240)	1,469	28.0%
Revenue. Revenue increased $21.0 million, or 33.3%, for the three months ended September 30, 2021 to $84.2 million as compared to $63.1 million for the three months ended September 30, 2020, primarily driven by an increase in remediation and compliance services revenue from the commencement of new project work, partially offset by a decrease in fossil services revenue due to project completions and a slight decrease in byproduct sales due to the dissolution of our Ash Venture LLC joint venture in the second quarter of 2021 and decreases in supply from international sources due to increases in shipping rates, partially offset by increased plant production as utility customers’ production recovered from the impacts of the pandemic and the 2020 hurricanes.
Gross Profit. Gross profit increased $1.1 million, or 13.4%, for the three months ended September 30, 2021 to $9.4 million as compared to $8.3 million for the three months ended September 30, 2020, primarily driven by an increase in gross profit from our remediation and compliance services from the commencement of new project work, partially offset by a decrease in gross profit on our fossil services due to project completions and a decrease in gross profit on our byproduct sales due to the dissolution of our Ash Venture LLC joint venture in the second quarter of 2021. As a percentage of revenue, gross profit was 11.2% and 13.2% for the three months ended September 30, 2021 and 2020, respectively.
General and Administrative Expenses. General and administrative expenses increased $7.4 million, or 359.9%, for the three months ended September 30, 2021 to $9.4 million as compared to $2.0 million for the three months ended September 30, 2020, primarily attributable to the absence of a $7.1 million reduction in expense from the expiration of our purchase option liability on our structural fill sites.
Gains on Sales of Property and Equipment, Net. Gains on sales of property and equipment, net increased $3.0 million for the three months ended September 30, 2021 due to the commencement of operations on the Gibbons Creek ERT project in 2021.

Gain on ARO settlement. Gain on ARO settlement increased $1.1 million for the three months ended September 30, 2021 due to differences between the estimated costs used in the measurement of the fair value of the Company's AROs and the actual expenditures incurred for specific remediation tasks.
Other Operating Expenses from ERT Services. Other operating expenses from ERT services increased $0.8 million for the three months ended September 30, 2021 due to expenses associated with the commencement of operations on the Gibbons Creek ERT project in 2021.
Impairment Expense. Impairment expense decreased $5.7 million for the three months ended September 30, 2021 due to absence of the expiration of the purchase option liability that occurred in the three months ended September 30, 2020 and resulted in a non-cash impairment charge related to the associated land asset.
Interest Expense, Net. Interest expense, net decreased for the three months ended September 30, 2021 to $3.5 million as compared to $3.6 million for the three months ended September 30, 2020. The decrease was primarily attributable to lower debt balances during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, partially offset by a higher weighted-average cost of capital associated with equipment financing and an increase in amortization of debt issuance costs.
Loss on Extinguishment of Debt. Loss on extinguishment of debt increased $0.6 million, or 100%, for the three months ended September 30, 2021 to $0.6 million as compared to $0.0 million for the three months ended September 30, 2020, primarily due to the write-off on unamortized debt issuance costs related to the Credit Facility.
Income from Equity Method Investment. Income from equity method investment decreased $0.6 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily due to the dissolution of our joint venture in CV Ash in the first quarter of 2021.
Income Tax Expense. Income tax expense decreased $0.4 million, or 66.6%, for the three months ended September 30, 2021 to $0.2 million as compared to $0.6 million for the three months ended September 30, 2020, primarily due to limitations of the utilization of deferred tax assets against the reversal of deferred tax liabilities.
Income from Discontinued Operations, Net of Tax. Income from discontinued operations, net of tax decreased $0.1 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, due to the Company's sale of its Allied subsidiary in November 2020.
Net Loss. Net loss decreased $1.8 million, or 51.1%, for the three months ended September 30, 2021 to $1.7 million as compared to $3.5 million for the three months ended September 30, 2020.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

	Nine Months Ended
	September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Revenue	$199,786	$166,697	$33,089	19.8%
Cost of sales	(177,832)	(148,262)	(29,570)	19.9%
Gross profit	21,954	18,435	3,519	19.1%
General and administrative expenses	(28,080)	(21,368)	(6,712)	31.4%
Gain on sales-type lease	5,568	—	5,568	100.0%
Gains on sales of property and equipment, net	6,241	—	6,241	100.0%
Gain on ARO settlement	1,127	—	1,127	100.0%
Other operating expenses from ERT services	(2,114)	—	(2,114)	(100.0)%
Impairment expense	(827)	(6,399)	5,572	(87.1)%
Operating income (loss)	3,869	(9,332)	13,201	141.5%
Interest expense, net	(10,090)	(10,465)	375	3.6%
Loss on extinguishment of debt	(638)	(8,603)	7,965	(92.6)%
Income from equity method investment	191	1,247	(1,056)	84.7%
Loss from continuing operations before income taxes	(6,668)	(27,153)	20,485	(75.4)%
Income tax expense	432	608	(176)	(28.9)%
Net loss from continuing operations, net of tax	(7,100)	(27,761)	20,661	(74.4)%
Income from discontinued operations, net of tax	—	6,939	(6,939)	(100.0)%
Net loss	(7,100)	(20,822)	13,722	65.9%
Less income attributable to non-controlling interest	30	1,180	(1,150)	97.5%
Net loss attributable to Charah Solutions, Inc.	$(7,130)	$(22,002)	14,872	67.6%

Amounts attributable to Charah Solutions, Inc.
Loss from continuing operations, net of tax and non-controlling interest	$(7,130)	$(28,941)	21,811	75.4%
Deemed and imputed dividends on Series A Preferred Stock	(443)	(314)	(129)	(41.1)%
Series A Preferred Stock dividends	(6,161)	(1,846)	(4,315)	(233.7)%
Net loss from continuing operations attributable to common stockholders	(13,734)	(31,101)	17,367	55.8%
Income from discontinued operations, net of tax	—	6,939	(6,939)	(100.0)%
Net loss attributable to common stockholders	$(13,734)	$(24,162)	10,428	43.2%
Revenue. Revenue increased $33.1 million, or 19.8%, for the nine months ended September 30, 2021 to $199.8 million as compared to $166.7 million for the nine months ended September 30, 2020, primarily driven by an increase in remediation and compliance services revenue from the commencement of new project work, partially offset by a decrease in byproduct sales and decrease in fossil services revenue due to project completions. The decrease in byproduct sales was primarily due to a decrease in supply from international sources due to increases in shipping rates, and the dissolution of our Ash Venture LLC joint venture in the second quarter of 2021, partially offset by increased plant production, as previously mentioned, and new ash sales sites.
Gross Profit. Gross profit increased $3.5 million, or 19.1%, for the nine months ended September 30, 2021 to $22.0 million as compared to $18.4 million for the nine months ended September 30, 2020, primarily driven by an increase in gross profit from our remediation and compliance services from the commencement of new project work, partially offset by a decrease in gross profit on byproduct sales due to the dissolution of our Ash Venture LLC joint venture in the second quarter of 2021 and a decrease in gross profit on our fossil services due to project completions. As a percentage of revenue, gross profit was 11.0% and 11.1% for the nine months ended September 30, 2021 and 2020, respectively.
General and Administrative Expenses. General and administrative expenses increased $6.7 million, or 31.4%, for the nine months ended September 30, 2021 to $28.1 million as compared to $21.4 million for the nine months ended September 30, 2020, primarily attributable to the absence of a $7.1 million reduction in expense from the expiration of our purchase option liability on our structural fill sites.
Gain on Sales-type Lease. Gain on sales-type lease increased $5.6 million for the nine months ended September 30, 2021 due to the recognition of the sales-type lease discussed in Note 7, Balance Sheet Items, to the accompanying unaudited condensed consolidated financial statements.

Gains on Sales of Property and Equipment, Net. Gains on sales of property and equipment, net increased $6.2 million for the nine months ended September 30, 2021 due to the commencement of operations on the Gibbons Creek ERT project in 2021 and the completion of an asset purchase agreement with a third-party for the sale of certain grinding-related assets.
Gain on ARO settlement. Gain on ARO settlement increased $1.1 million for the nine months ended September 30, 2021 due to differences between the estimated costs used in the measurement of the fair value of the Company's AROs and the actual expenditures incurred for specific remediation tasks.
Other Operating Expenses from ERT Services. Other operating expenses from ERT services increased $2.1 million for the nine months ended September 30, 2021 due to expenses associated with the commencement of operations on the Gibbons Creek ERT project in 2021.
Impairment Expense. Impairment expense decreased $5.6 million for the nine months ended September 30, 2021 due to absence of the expiration of the purchase option liability that occurred in the nine months ended September 30, 2020 and resulted in a non-cash impairment charge related to the associated land asset.
Interest Expense, Net. Interest expense, net decreased $0.4 million, or 3.6%, for the nine months ended September 30, 2021 to $10.1 million as compared to $10.5 million for the nine months ended September 30, 2020. The decrease was primarily attributable to lower debt balances and an increase in the non-cash mark-to-market gain associated with the change in value of our interest rate swap, partially offset by an increase in paid in-kind interest related to the amendments to the Credit Facility.
Loss on Extinguishment of Debt. Loss on extinguishment of debt decreased $8.0 million, or 92.6%, for the nine months ended September 30, 2021 to $0.6 million as compared to $8.6 million for the nine months ended September 30, 2020, primarily due to the absence of expenses incurred as a result of the Company’s Amendment No. 3 to Credit Agreement (the “Third Amendment”) of our Credit Facility for the nine months ended September 30, 2020. The Company expensed $5.2 million in amendment fees and wrote off $3.4 million in previously capitalized debt issuance costs as a result of the Third Amendment during the nine months ended September 30, 2020.
Income from Equity Method Investment. Income from equity method investment decreased $1.1 million, or 84.7%, for the nine months ended September 30, 2021 to $0.2 million as compared to $1.2 million for the nine months ended September 30, 2020, primarily due to the dissolution of our joint venture in CV Ash in the first quarter of 2021.
Income Tax Expense. Income tax expense decreased $0.2 million, or 28.9%, for the nine months ended September 30, 2021 to $0.4 million as compared to $0.6 million for the nine months ended September 30, 2020, primarily due to limitations of the utilization of deferred tax assets against the reversal of deferred tax liabilities.
Income from Discontinued Operations, Net of Tax. Income from discontinued operations, net of tax decreased $6.9 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to the Company's sale of its Allied subsidiary in November 2020.
Net Loss. Net loss decreased $13.7 million, or 65.9%, for the nine months ended September 30, 2021 to $7.1 million as compared to $20.8 million for the nine months ended September 30, 2020.
Condensed Consolidated Balance Sheets
The following table is a summary of our overall financial position:

	September 30, 2021	December 31, 2020	Change
	(in thousands)
Total assets	$347,523	$280,960	$66,563
Total liabilities	293,383	233,221	60,162
Mezzanine equity	33,438	27,423	6,015
Total equity	20,702	20,316	386
Assets
Total assets increased $66.6 million driven primarily by (i) fixed asset additions of $33.9 million, (ii) an increase in restricted cash of $44.2 million from the Gibbons Creek Transaction discussed in Note 5, Asset Acquisition, to the accompanying unaudited condensed consolidated financial statements, the cash maintained in a restricted account to collateralize the Company’s outstanding letters of credit, and a specific remediation and compliance project, (iii) a lease receivable of $6.0 million resulting from the sales-type lease discussed in Note 7, Balance Sheet Items, to the accompanying unaudited condensed consolidated financial statements, and (iv) intangible asset additions of $5.2 million resulting from the acquisition of water rights in the Gibbons Creek Transaction. These increases were partially offset by depreciation and amortization expense of $18.6 million and fixed asset disposals, net of the related accumulated depreciation, of $5.6 million.
Liabilities
Total liabilities increased $60.2 million driven primarily by (i) proceeds from long-term debt of $156.3 million discussed in Note 11, Long-term Debt, (ii) an increase in asset retirement obligations (“AROs”) of $44.8 million due to the AROs acquired in Gibbons Creek Transaction and partially offset by ARO liabilities settled and gain on ARO settlement during the nine months ended September 30, 2021, (iii) an increase in accounts payable of $10.5 million due to project commencements during the nine months ended September 30, 2021 and the timing of payments, (iv) an increase in capital lease obligations of $9.1 million, (v) an increase of $7.9 million in contract liabilities from billings in excess of costs and estimated earnings associated with billings during the nine months ended September 30, 2021 for a specific remediation and compliance project and other new projects, and (vi) $2.8 million for paid-in-kind interest on the Credit Facility.
These increases were partially offset by principal payments on long-term debt of $134.6 million, debt issuance costs of $11.9 million, payments of the working capital adjustment and other items for the Allied Transaction of $7.4 million, accrued bonus payments of $3.8 million and payments of certain liabilities assumed through the Allied Transaction of $3.5 million.
Mezzanine Equity
Total mezzanine equity increased $6.0 million related to the paid in-kind dividends and accretion associated with the Preferred Stock Offering.
Equity
Total equity increased $0.4 million driven primarily by $13 million from the issuance of common stock and $1.8 million in share-based compensation, partially offset by the $7.1 million net loss, $6.6 million in paid in-kind and deemed dividends associated with our Preferred Stock and $0.5 million in taxes paid related to the net settlement of shares.
Liquidity and Capital Resources
Our primary sources of liquidity and capital resources are cash on the balance sheet, cash flows generated by operating activities and borrowings under the Notes. Due to longer sales cycles, driven by the increase in the size, scope and complexity of remediation and compliance projects that we are bidding on, we have experienced contract initiation delays and project completion delays that have adversely affected our revenue and overall liquidity. Our lengthy and complex projects require us to expend large sums of working capital, and delays in payment receipts, project commencement or project completion can adversely affect our financial position and the cash flows that typically fund our expenditures.
As of September 30, 2021, we had $22.4 million of cash on hand. We believe our cash on hand and cash generated from operations will be sufficient to cover our working capital requirements and debt obligations for the next 12 months from the issuance of this Quarterly Report.
Cash Flows
The following table sets forth our cash flow data:

	Nine Months Ended
	September 30,		Change
	2021	2020	$
	(dollars in thousands)
Net cash provided by operating activities	2,028	10,899	$(8,871)
Net cash provided by (used in) investing activities	31,638	(2,858)	34,496
Net cash provided by financing activities	8,176	24,998	(16,822)
Net change in cash, cash equivalents and restricted cash	$41,842	$33,039	$8,803
Operating Activities
Net cash provided by operating activities decreased $8.9 million for the nine months ended September 30, 2021 to $2.0 million as compared to $10.9 million for the nine months ended September 30, 2020. The change in cash flows provided by operating activities was primarily attributable to:
•a decrease in net loss of $13.7 million.
•a decrease in non-working capital adjustments to net loss of $24.8 million, primarily due to an increase in the gain on sale of fixed assets of $8.2 million for the nine months ended September 30, 2021, a decrease in loss on extinguishment of debt of $8.0 million for the nine months ended September 30, 2021, a gain on sales-type lease of $5.6 million for the nine months ended September 30, 2021, and a decrease in impairment expense of $5.6 million. These changes were partially offset by the increase of $5.4 million in depreciation and amortization during the nine months ended September 30, 2021.
•an increase of $2.2 million from all other operating activities, which was primarily driven by the absence of discontinued operations and its net working capital requirements.
Investing Activities
Net cash provided by investing activities increased $34.5 million for the nine months ended September 30, 2021 to $31.6 million as compared to $2.9 million of net cash used in investing activities for the nine months ended September 30, 2020. The change in cash flows provided by investing activities was primarily attributable to an increase of $34.9 million from proceeds for liabilities assumed as part of the Gibbons Creek Transaction discussed in Note 5, Asset Acquisition, to the accompanying unaudited condensed consolidated financial statements, an increase in proceeds from the sales of property and equipment primarily due to scrap sales from ERT projects and the sale of other fixed assets. and distributions received of $1.0 million from our equity method investment. These increases were partially offset by a decrease of $7.4 million for the payment of the working capital adjustment and other items resulting from the Allied Transaction and an increase in purchases of property and equipment.
Financing Activities
Net cash provided by financing activities decreased $16.8 million for the nine months ended September 30, 2021 to $8.2 million as compared to $25.0 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, the change in cash flows provided by financing activities was primarily attributable to an increase of $116.1 million in principal payments on long-term debt and capital lease obligations, the absence of $24.3 million of proceeds received from Preferred Stock issuance, the change in net activity of $18.7 million on the line of credit, and an increase of $9.3 million in payments of debt issuance costs. These changes were offset by an increase of $137.9 million in proceeds received from long-term debt and $13.0 million of proceeds received from the issuance of common stock.
Working Capital
Our working capital, which we define as total current assets less total current liabilities, totaled $26.9 million at September 30, 2021 as compared to $21.5 million at December 31, 2020. This increase in net working capital for the nine months ended September 30, 2021 was primarily due to:
•an increase in restricted cash primarily due to the Gibbons Creek Transaction discussed in Note 5, Asset Acquisition, to the accompanying unaudited condensed consolidated financial statements, the cash maintained in a restricted account to collateralize the Company’s outstanding letters of credit, and a specific remediation and compliance project,
•increases in prepaid expenses and other current assets due to the lease receivable resulting from a sales type lease,
•increases in contract assets due to an increase in retainage amounts, new project commencements, and the timing of costs and estimated earnings in excess of billings for certain remediation and compliance projects, and
•decreases in accrued expenses due to the payment of the working capital adjustment resulting from the sale of Allied, the payment of the bonus accrual during the nine months ended September 30, 2021, and the timing of payments for project-specific payables and accruals.
These changes were partially offset by:
•increases in asset retirement obligations due to the liabilities assumed in the Gibbons Creek Transaction,
•increases in accounts payable due to project commencements and the timing of payments,
•increases in contract liabilities due to the timing of billings in excess of costs and earnings for certain remediation and compliance projects, and
•increases in capital lease obligations and notes payables due to new long-term debt financing and capital leases entered into during the nine months ended September 30, 2021.
Our Debt Agreements
Senior Notes
On August 25, 2021, the Company completed an offering of $135.0 million, in the aggregate, of the Company’s Notes, which amount includes the exercise by the underwriters of their option to purchase an additional $5.0 million aggregate principal amount of Notes.
The Notes were sold pursuant to the Company’s Registration Statement on Form S-1, as amended (File No. 333-258650), which was declared effective by the Securities and Exchange Commission on August 20, 2021. The Notes were issued pursuant to the First Supplemental Indenture (the “First Supplemental Indenture”), dated as of August 25, 2021, between the Company and Wilmington Savings Fund Society, FSB, as trustee (the “Trustee”). The First Supplemental Indenture supplements the Indenture entered into by and between the Company and the Trustee, dated as of August 25, 2021 (the “Base Indenture” and, together with the First Supplemental Indenture, the “Indenture”).
The public offering price of the Notes was 100.0% of the principal amount. The Company received net proceeds before payment of expenses and other fees of $135.0 million. The Company used the proceeds, along with cash from the sale of equity to B. Riley, to fully repay and terminate the Company’s Credit Facility, as defined below, with any remaining proceeds to be used for general corporate purposes, including funding future acquisitions and investments, repaying indebtedness, making capital expenditures and funding working capital.
The Notes bear interest at the rate of 8.50% per annum. Interest on the Notes is payable quarterly in arrears on January 31, April 30, July 31 and October 31 of each year, commencing October 31, 2021. The Notes will mature on August 31, 2026.
The Company may redeem the Notes for cash in whole or in part at any time (i) on or after August 31, 2023 and prior to August 31, 2024, at a price equal to 103% of their principal amount, plus accrued and unpaid interest to, but excluding, the date of redemption, (ii) on or after August 31, 2024 and prior to August 31, 2025, at a price equal to 102% of their principal amount, plus accrued and unpaid interest to, but excluding, the date of redemption, and (iii) on or after August 31, 2025 and prior to maturity, at a price equal to 100% of their principal amount, plus accrued and unpaid interest to, but excluding, the date of redemption. On and after any redemption date, interest will cease to accrue on the redeemed Notes. If the Company is redeeming less than all of the Notes, the Trustee will select the Notes to be redeemed by such method as the Trustee deems fair and appropriate in accordance with methods generally used at the time of selection by fiduciaries in similar circumstances.
The Indenture also contains customary event of default and cure provisions. If an uncured default occurs and is continuing, the Trustee or the holders of not less than 25% in aggregate principal amount of the Notes may declare the Notes to be immediately due and payable.
The Notes are senior unsecured obligations of the Company and rank equal in right of payment with the Company’s existing and future senior unsecured indebtedness.
As a result of the issuance of the Notes, $11.9 million of third-party fees were capitalized as debt issuance costs that will be amortized prospectively through interest expense, net in the accompanying unaudited condensed consolidated statements of operations using the effective interest method through the maturity date of the Notes.
Asset-Based Lending Credit Agreement
On November 9, 2021, the Company entered into a new Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, the lenders party thereto and certain subsidiary guarantors named therein. The Credit Agreement provides for a four-year senior secured revolving credit facility with initial aggregate commitments from the lenders of $30.0 million, which includes $5.0 million available for swingline loans, plus an additional $5 million of capacity available for the issuance of letters of credit if supported by cash collateral provided by the Company (with a right to increase such amount by up to an additional $5.0 million) (“Aggregate Revolving Commitments”). Availability under the Credit Agreement is subject to a borrowing base calculated based on the value of certain eligible accounts receivable, inventory, and equipment of the Company and subject to redeterminations made in good faith and in the exercise of permitted discretion of JPMorgan. Proceeds of the Credit Agreements may be used for working capital and general corporate purposes.
The Credit Agreement provides for borrowings of either base rate loans or Eurodollar loans. Principal amounts borrowed are payable on the maturity date with such borrowings bearing interest that is payable (i) with respect to base rate loans, monthly and (ii) with respect to Eurodollar loans, the last day of each Interest Period (as defined below); provided that if any Interest Period for a Eurodollar loan exceeds three months, interest will be payable on the respective dates that fall every three months after the beginning of such Interest Period. Eurodollar Loans bear interest at a rate per annum equal to the Adjusted London Inter-bank Offered Rate (“LIBOR”) for one, three or six months (the “Interest Period”), plus an applicable margin of 2.25%. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Adjusted LIBOR loans plus 100 basis points, plus an applicable rate of 125 basis points.
The Credit Agreement is guaranteed by certain of the Company’s subsidiaries and is secured by substantially all of the Company’s and such subsidiaries’ assets. The Credit Agreement contains customary restrictive covenants for asset-based loans that may limit the Company’s ability to, among other things: incur additional indebtedness, sell assets, make loans to others, make investments, enter into mergers, make certain restricted payments, incur liens, and engage in certain other transactions without the prior consent of the lenders.
A covenant testing period (“Covenant Testing Period”) is a period in which excess availability (which is defined in the Credit Agreement as the sum of availability and an amount up to $1.0 million), is less than the greater of (a) 12.5% of the lesser of the aggregate revolving commitments and the borrowing base, (b) the lesser of $7.5 million and the PP&E Component as defined in the Credit Agreement, and (c) $3.5 million, for three consecutive business days. During a Covenant Testing Period, the Credit Agreement requires the Company to maintain a fixed charge coverage ratio as defined in the Credit Agreement, determined for any period of twelve (12) consecutive months ending on the last day of each fiscal quarter, of at least 1.00 to 1.00.
Letter of Credit Cash Collateralization Promissory Note
On August 25, 2021, Charah, LLC issued a Secured Promissory Note (the “Promissory Note”), as the borrower, in favor of B. Riley Commercial Capital, LLC, as the noteholder (the “Noteholder”), evidencing a loan in aggregate principal amount of $17.9 million made by the Noteholder to Charah, LLC. The loan outstanding under the Promissory Note bears interest at a rate of eight percent (8%) per annum and matures on the thirteen month anniversary of the effective date of the Promissory Note. The proceeds of the Promissory Note will be used by the Company and its subsidiaries to collateralize the Company's existing letters of credit issued through Bank of America, N.A., and will be repaid as such cash collateral is released to the Company or Charah, LLC, as applicable. Outstanding letters of credit were $17.5 million and $11.1 million as of September 30, 2021 and December 31, 2020. The cash paid to Bank of America, N.A. is recognized as a deposit within prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheets.
Pursuant to the terms of the Promissory Note, Charah, LLC will be subject to certain covenants and restrictive provisions which will, among other things, limit Charah, LLC’s ability to incur additional indebtedness for borrowed money or additional liens; consolidate, merge or transfer all or substantially all of our assets; make certain restricted payments; modify certain material agreements; engage in certain types of transactions with affiliates; each of which will be subject to customary and usual exceptions and baskets. The loan evidenced by the Promissory Note is secured by a pledge of substantially all of the assets of Charah, LLC, subject to certain customary exceptions and limitations.
Credit Agreement
On September 21, 2018, we entered into a credit agreement (the “Credit Facility”) by and among us, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent (the “Administrative Agent”). The Credit Facility included:
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
Pursuant to the terms of the Credit Facility and its related amendments, all amounts associated with the Revolving Loan and the Term Loan under the Credit Facility were set to mature in July 2022. The interest rates per annum applicable to the loans under the Credit Facility were based on a fluctuating rate of interest measured by reference to, at our election, either (i) the Eurodollar rate, currently LIBOR, or (ii) an alternative base rate. Various margins were added to the interest rate based upon our consolidated net leverage ratio (as defined in the Credit Facility). Customary fees were payable regarding the Credit Facility and included (i) commitment fees for the unused portions of the Credit Facility and (ii) fees on outstanding letters of credit. Amounts borrowed under the Credit Facility were secured by substantially all of the assets of the Company.
The Credit Facility contained various customary representations, warranties, restrictive covenants, certain affirmative covenants, including reporting requirements, and customary events of default.
During the three months ended September 30, 2021, using the proceeds from the Notes, along with cash from the sale of equity to B. Riley, to fully repay and terminate the Credit Facility, the Company paid $114.1 million of outstanding principal on the Closing Date Loan, $12.3 million of outstanding loans on the Revolver and $2.0 million of previously accrued fees required as consideration for Amendment No. 3 to Credit Agreement that was otherwise due and payable on the maturity date. During the three and nine months ended September 30, 2021, the Company wrote off unamortized debt issuance costs of $0.6 million as a result of this refinancing, which is included in loss on extinguishment of debt in the accompanying unaudited condensed consolidated statements of operations.
Equipment Financing Facilities
We have entered into various equipment financing arrangements to finance the acquisition of certain equipment (the “Equipment Financing Facilities”). As of September 30, 2021, we had $19.1 million of equipment notes outstanding. Each of the Equipment Financing Facilities includes non-financial covenants, and, as of September 30, 2021, we were in compliance with these covenants.
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
Common Stock Issuances
In August 2021, the Company executed a stock purchase agreement with a previously unrelated third party, B. Riley, and issued 2.9 million shares of common stock at $4.50 per share in a private placement for total proceeds of $13.0 million. Pursuant to the terms of the stock purchase agreement, B. Riley entered into an Investor Rights Agreement and appointed one director to the Company's board of directors.

Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and Adjusted EBITDA margin are not financial measures determined in accordance with GAAP.
We define Adjusted EBITDA as net loss attributable to Charah Solutions, Inc. before income from discontinued operations, net of tax, interest expense, net, loss on extinguishment of debt, income taxes, depreciation and amortization, equity-based compensation, impairment expense and transaction-related expenses and other items. Adjusted EBITDA margin represents the ratio of Adjusted EBITDA to total revenue.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)
Net loss attributable to Charah Solutions, Inc.	$(1,677)	$(4,216)	$(7,130)	$(22,002)
Income from discontinued operations, net of tax	—	(119)	—	(6,939)
Interest expense, net(1)	3,541	3,551	10,090	10,465
Loss on extinguishment of debt(1)	638	—	638	8,603
Income tax expense(1)	203	608	432	608
Depreciation and amortization(1)	6,263	(301)	18,578	12,563
Equity-based compensation(1)	769	546	1,767	1,801
Impairment expense(1)	700	6,399	827	6,399
Transaction-related expenses and other items(1)(2)	(73)	436	1,174	1,088
Adjusted EBITDA	$10,364	$6,904	$26,376	$12,586
Adjusted EBITDA margin(3)	12.3%	10.9%	13.2%	7.6%
(1)Represents amounts for continuing operations only.
(2)Represents expenses associated with the Amendment to the Credit Facility, non-recurring legal costs and expenses and other miscellaneous items. Negative amounts represent settlement recoveries related to these matters.
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
Contractual Obligations
As of September 30, 2021, there have been no material changes in our outstanding contractual obligations from those disclosed within Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d‑15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on such evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2021, at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. In response to the COVID-19 pandemic, the majority of our office employees have been working remotely since the middle of March 2020. We have taken precautionary measures to ensure our internal control over financial reporting addressed risks working in a remote environment. We are continually monitoring and assessing the COVID-19 potential effects on the design and operating effectiveness of our internal control over financial reporting.

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
The U.S. presidential executive order concerning mandatory COVID-19 vaccination for certain U.S. government contractors and the new OSHA vaccine mandate for employers with more than 100 employees could have a material adverse impact on our business and results of operations.
On September 9, 2021, President Biden issued an executive order requiring all employers with U.S. government contracts to ensure that their U.S.-based employees, contractors and subcontractors that work on or in support of U.S. government contracts are fully vaccinated by December 8, 2021, which deadline is expected to be extended to January 4, 2022. The executive order includes on-site and remote U.S.-based employees, contractors and subcontractors and it only permits limited exceptions for medical and religious reasons. In addition, on September 9, 2021, President Biden announced plans for the federal Occupational Safety and Health Administration (“OSHA”) to issue an “Emergency Temporary Standard” (“ETS”) mandating that all employers with more than 100 employees ensure their workers are either fully vaccinated against COVID-19 or produce, on a weekly basis, a negative COVID test (the "vaccine mandate"). OSHA issued the ETS on November 4, 2021, requiring covered employers to comply with the vaccine mandate beginning with January 4, 2022 or face substantial penalties for non-compliance. Additional, more protective vaccine mandates may be announced by the state or local jurisdictions in which our businesses operate. Although it is not possible to predict with certainty the impact of these measures on our business and workforce, these requirements may result in increased costs and attrition, including attrition of critically skilled labor, and difficulty securing future labor needs, and may further disrupt the national supply chain, all of which could have a material adverse effect on our business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
There were no repurchases of our common stock during the three months ended September 30, 2021.
Item 5. Other Information
On November 9, 2021, Charah Solutions, Inc. (the “Company”) entered into a new Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, the lenders party thereto and certain subsidiary guarantors named therein.
The Credit Agreement provides for a four-year senior secured revolving credit facility with initial aggregate commitments from the lenders of $30 million, which includes $5 million available for swingline loans and $25 million available for letters of credit, plus an additional $5 million of capacity available for the issuance of letters of credit if supported by cash collateral provided by the Company (with a right to increase such amount by up to an additional $5 million). Availability under the Credit Agreement is subject to a borrowing base calculated based on the value of certain eligible inventory, accounts receivable and equipment of the Company and subject to redeterminations made in good faith and in the exercise of permitted discretion of JPMorgan. Proceeds of the Credit Agreement may be used, in part, to issue certain letters of credit in replacement of existing letters of credit backstopped by the loans under that certain Secured Promissory Note between Charah, LLC, an indirect subsidiary of the Company, and B. Riley Commercial Capital, LLC, as noteholder, dated August 25, 2021, as well as for working capital and general corporate purposes.
As of November 9, 2021 the Company had no borrowings and no letters of credit outstanding under the Credit Agreement.
The Credit Agreement provides for borrowings of either base rate loans or Eurodollar loans. Principal amounts borrowed are payable on the maturity date with such borrowings bearing interest that is payable (i) with respect to base rate loans, monthly and (ii) with respect to Eurodollar loans, the last day of each Interest Period (as defined below); provided that if any Interest Period for a Eurodollar loan exceeds three months, interest will be payable on the respective dates that fall every three months after the beginning of such Interest Period. Eurodollar Loans bear interest at a rate per annum equal to the Adjusted LIBO Rate for one, three or six months (the “Interest Period”), plus an applicable margin of 2.25%. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Adjusted LIBO Rate loans plus 100 basis points, plus an applicable rate of 125 basis points.

The Credit Agreement is guaranteed by certain of the Company’s subsidiaries and is secured by substantially all of the Company’s and such subsidiaries’ assets. The Credit Agreement contains customary restrictive covenants for asset-based loans that may limit the Company’s ability to, among other things:
•incur additional indebtedness;
•sell assets;
•make loans to others;
•make investments;
•enter into mergers;
•make certain restricted payments;
•incur liens; and
•engage in certain other transactions without the prior consent of the lenders.
A covenant testing period (“Covenant Testing Period”) is a period in which excess availability (which is defined in the Credit Agreement as the sum of availability and an amount up to $1.0 million), is less than the greater of (a) 12.5% of the lesser of the aggregate revolving commitments and the borrowing base, (b) the lesser of $7.5 million and the PP&E Component (as defined in the Credit Agreement), and (c) $3.5 million. During a Covenant Testing Period, the Credit Agreement requires the Company to maintain a fixed charge coverage ratio (as defined in the Credit Agreement), determined for any period of twelve (12) consecutive months ending on the last day of each fiscal quarter, of at least 1.00 to 1.00.
Certain parties to the Credit Agreement and certain of their respective affiliates have performed in the past, and may from time to time perform in the future, banking, investment banking and/or other advisory services for the Company and its affiliates for which they have received, and/or will receive, customary fees and expenses.

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

4.2
Indenture dated as of August 25, 2021, between Charah Solutions, Inc. and Wilmington Savings Fund Society, FSB, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 26, 2021 (File No. 001-38523)).

4.3
First Supplemental Indenture dated as of August 25, 2021, between Charah Solutions, Inc. and Wilmington Savings Fund Society, FSB, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 26, 2021 (File No. 001-38523)).

4.3.1	Form of 8.50% Senior Note due 2026 (included as Exhibit A to Exhibit 4.3 above (File No. 001-38523)).
4.4
Investor Rights Agreement, dated as of August 6, 2021, by and among Charah Solutions, Inc., B. Riley Securities, Inc. and B. Riley Financial, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 9, 2021 (File No. 001-38523)).

10.1
Stock Purchase Agreement, dated as of August 6, 2021, by and among Charah Solutions, Inc. and the purchaser named on Schedule A thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 9, 2021 (File No. 001-38523)).

10.2
Amendment No. 5 to Credit Agreement and Waiver, dated as of August 3, 2021, among Charah Solutions, Inc., as borrower, Bank of America, N.A., as administrative agent for the lenders, the lenders party thereto, and the guarantors party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 9, 2021 (File No. 001-38523)).

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

CHARAH SOLUTIONS, INC.

November 10, 2021	By:	/s/ Scott A. Sewell
	Name:	Scott A. Sewell
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

November 10, 2021	By:	/s/ Roger D. Shannon
	Name:	Roger D. Shannon
	Title:	Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)