Form 10-Q
period 2022-03-31
Charah Solutions, Inc.
filed 2022-05-10
CIK 1730346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2022, the registrant had 33,725,884 shares of common stock outstanding.

CHARAH SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2022

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
The information in this Quarterly Report on Form 10‑Q (this “Quarterly Report”) includes “forward‑looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenue and losses, projected costs, prospects, plans and objectives of management are forward‑looking statements. When used in this Quarterly Report, the words “may,” “will,” “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward‑looking statements. However, not all forward‑looking statements contain such identifying words. These forward‑looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. When considering forward‑looking statements, you should keep in mind the risk factors and other cautionary statements included in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 and in Part II, “Item 1A. Risk Factors” of this Quarterly Report and elsewhere herein. These forward‑looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.
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
•our ability to comply with our debt covenants;
•our expectations relating to dividend payments and our ability to make such payments, if any; and
•plans, objectives, expectations and intentions, as well as any other statement contained in this Quarterly Report that are not statements of historical fact.
We caution you that these forward‑looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, the risks described under Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 and under Part II, “Item 1A. Risk Factors” of this Quarterly Report and elsewhere herein. Should one or more of the risks or uncertainties described occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward‑looking statements.
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
ii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CHARAH SOLUTIONS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except par value amounts)
(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash	$11,184	$24,266
Restricted cash	22,054	34,908
Trade accounts receivable, net	50,676	49,303
Contract assets	24,912	26,844
Inventory	4,793	6,289
Prepaid expenses and other current assets	7,652	6,113
Total current assets	121,271	147,723
Real estate, property and equipment, net	75,943	70,473
Goodwill	62,193	62,193
Intangible assets, net	51,557	53,531
Equity method investments	7	7
Other assets	10,483	10,180
Total assets	$321,454	$344,107

Liabilities, mezzanine equity and stockholders’ equity
Current liabilities:
Accounts payable	31,396	30,641
Contract liabilities	6,593	6,199
Capital lease obligations, current portion	8,826	6,979
Notes payable, current maturities	8,196	7,567
Asset retirement obligations, current portion	24,776	27,534
Accrued liabilities	25,160	36,874
Other current liabilities	460	460
Total current liabilities	105,407	116,254
Deferred tax liabilities	985	949
Contingent payments for acquisitions	1,950	1,950
Asset retirement obligations	9,193	14,879
Capital lease obligations, less current portion	25,757	19,444
Notes payable, less current maturities	132,539	133,661
Other liabilities	641	641
Total liabilities	276,472	287,778

Commitments and contingencies (see Note 14)

Mezzanine equity
Series A Preferred Stock — $0.01 par value; 50,000 shares authorized, 26 shares issued and outstanding as of March 31, 2022 and December 31, 2021; aggregate liquidation preference of $33,775 and $32,712 as of March 31, 2022 and December 31, 2021, respectively	37,676	35,532

Stockholders’ equity
Retained losses	(106,719)	(94,679)
Common Stock — $0.01 par value; 200,000 shares authorized, 33,408 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	334	334
Additional paid-in capital	113,432	114,880
Total stockholders’ equity	7,047	20,535
Non-controlling interest	259	262
Total equity	7,306	20,797
Total liabilities, mezzanine equity and stockholders’ equity	$321,454	$344,107
See accompanying notes to condensed consolidated financial statements

CHARAH SOLUTIONS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Revenue	$66,051	$52,107
Cost of sales	(69,818)	(46,522)
Gross profit	(3,767)	5,585
General and administrative expenses	(8,952)	(9,432)
Gain on sales-type lease	—	5,568
Gains on sales of real estate, property and equipment, net	3,543	547
Gain on ARO settlement	2,451	—
Other operating expenses from ERT services	(667)	(290)
Operating (loss) income	(7,392)	1,978
Interest expense, net	(4,573)	(3,235)
Income from equity method investment	—	202
Loss before income taxes	(11,965)	(1,055)
Income tax expense	78	157
Net loss	(12,043)	(1,212)
Less (loss) income attributable to non-controlling interest	(3)	75
Net loss attributable to Charah Solutions, Inc.	(12,040)	(1,287)
Deemed and imputed dividends on Series A Preferred Stock	(149)	(147)
Series A Preferred Stock dividends	(2,090)	(2,067)
Net loss attributable to common stockholders	$(14,279)	$(3,501)

Net loss attributable to common stockholders per common share:
Basic	$(0.43)	$(0.12)
Diluted	$(0.43)	$(0.12)

Weighted-average shares outstanding used in loss per common share:
Basic	33,408	30,113
Diluted	33,408	30,113
See accompanying notes to condensed consolidated financial statements.

CHARAH SOLUTIONS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(Unaudited)

	For the Three Months Ended March 31, 2022
	Mezzanine Equity		Permanent Equity
	Preferred Stock (Shares)	Preferred Stock (Amount)	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Retained Losses	Total	Non-Controlling Interest	Total
Balance, December 31, 2021	26,000	$35,532	33,407,806	$334	$114,880	$(94,679)	$20,535	$262	$20,797
Net loss	—	—	—	—	—	(12,040)	(12,040)	(3)	(12,043)
Shares issued under share-based compensation plans	—	—	750	—	—	—	—	—	—
Taxes paid related to the net settlement of shares	—	—	(260)	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	791	—	791	—	791
Deemed and imputed dividends on Series A Preferred Stock	—	2,144	—	—	(149)	—	(149)	—	(149)
Series A Preferred Stock dividends	—	—	—	—	(2,090)	—	(2,090)	—	(2,090)
Balance, March 31, 2022	26,000	$37,676	33,408,296	$334	$113,432	$(106,719)	$7,047	$259	$7,306

	For the Three Months Ended March 31, 2021
	Mezzanine Equity		Permanent Equity
	Preferred Stock (Shares)	Preferred Stock (Amount)	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Retained Losses	Total	Non-Controlling Interest	Total
Balance, December 31, 2020	26,000	$27,423	30,077,018	$300	$108,471	$(88,865)	$19,906	$410	$20,316
Net (loss) income	—	—	—	—	—	(1,287)	(1,287)	75	(1,212)
Share-based compensation expense	—	—	—	—	298	—	298	—	298
Shares issued under share-based compensation plans	—	—	152,337	2	(2)	—	—	—	—
Taxes paid related to the net settlement of shares	—	—	(970)	—	(1)	—	(1)	—	(1)
Deemed and imputed dividends on Series A Preferred Stock	—	1,503	—	—	(147)	—	(147)	—	(147)
Series A Preferred Stock dividends	—	—	—	—	(2,067)	—	(2,067)	—	(2,067)
Balance, March 31, 2021	26,000	$28,926	30,228,385	$302	$106,552	$(90,152)	$16,702	$485	$17,187

See accompanying notes to condensed consolidated financial statements.

CHARAH SOLUTIONS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(12,043)	$(1,212)
Adjustments to reconcile net loss to net cash and restricted cash (used in) provided by operating activities:
Depreciation and amortization	6,571	6,146
Paid-in-kind interest on long-term debt	—	1,230
Amortization of debt issuance costs	561	165
Deferred income taxes	36	157
Gain on sales-type lease	—	(5,568)
Gains on sales of real estate, property and equipment	(3,543)	(644)
Income from equity method investment	—	(202)
Non-cash share-based compensation	791	298
Gain on interest rate swap	—	(120)
Gain on ARO settlements	(2,451)	—
Increase (decrease) in cash and restricted cash due to changes in:
Trade accounts receivable	279	9,297
Contract assets and liabilities	2,326	23,910
Inventory	1,497	(873)
Accounts payable	1,652	(475)
Asset retirement obligation	(5,992)	(1,637)
Other assets and liabilities	(13,596)	(16,406)
Net cash and restricted cash (used in) provided by operating activities	(23,912)	14,066

Cash flows from investing activities:
Net proceeds from the sales of real estate, property and equipment	3,095	446
Purchases of property and equipment	(2,126)	(1,534)
Cash and restricted cash received from ERT transaction	—	34,900
Payments of working capital adjustment and other items for the sale of subsidiary	—	(7,321)
Net cash and restricted cash provided by investing activities	969	26,491

Cash flows from financing activities:
Net proceeds on the line of credit	—	7,082
Proceeds from long-term debt	1,402	1,009
Principal payments on long-term debt	(2,367)	(5,975)
Payments of debt issuance costs	(144)	—
Principal payments on capital lease obligations	(1,884)	(536)
Taxes paid related to net settlement of shares	—	(3)
Net cash and restricted cash (used in) provided by financing activities	(2,993)	1,577
Net (decrease) increase in cash and restricted cash	(25,936)	43,127
Cash and restricted cash, beginning of period	59,174	29,211
Cash and restricted cash, end of period	$33,238	$72,338
See accompanying notes to condensed consolidated financial statements.

Supplemental Disclosures and Non-cash investing and financing transactions
The following table summarizes additional supplemental disclosures and non-cash investing and financing transactions:

	Three Months Ended
	March 31,
	2022	2021
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$3,865	2,002
Cash paid during the period for taxes	—	(210)

Supplemental disclosures and non-cash investing and financing transactions:
Gross proceeds from the line of credit	$—	$37,480
Gross payments on the line of credit	—	(30,398)
Sale of structural fill asset through a sales-type lease	—	6,000
Proceeds from the sale of equipment in accounts receivable, net	1,652	728
Series A Preferred Stock dividends payable included in accrued expenses	2,090	2,067
Deemed and imputed dividends on Series A Preferred Stock	2,144	1,503
Equipment acquired through capital leases	10,043	—
Property and equipment included in accounts payable and accrued expenses	496	205

As reported within the unaudited condensed consolidated balance sheet:
Cash	$11,184	$24,429
Restricted cash	22,054	47,909
Total cash and restricted cash as presented in the balance sheet	$33,238	$72,338

See accompanying notes to condensed consolidated financial statements.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(Unaudited)

1. Nature of Business and Basis of Presentation
Organization
Charah Solutions, Inc. (together with its wholly-owned subsidiaries, “Charah Solutions,” the “Company,” “we,” “us, or “our”), is a holding company formed in Delaware in January 2018. The Company's majority shareholder is Bernhard Capital Partners Management, LP and its affiliates (collectively, “BCP”). BCP owns approximately 59% of the total voting power of our outstanding shares of common stock and the outstanding Series A Preferred Stock (“Preferred Stock”) on an as-converted basis. BCP owns all of the outstanding shares of Preferred Stock and it is convertible at BCP's option at any time into shares of common stock.
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, which consist of normal recurring adjustments. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Segment Information
The Company operates as one reportable segment, reflecting the suite of end-to-end services we offer our utility partners and how our Chief Operating Decision Maker (“CODM”) reviews consolidated financial information to evaluate results of operations, assess performance and allocate resources. Due to the nature of the Company’s business, the Company's Chief Executive Officer, who is also the CODM, evaluates the performance of the Company and allocates resources of the Company based on consolidated gross profit, general and administrative expenses, balance sheet, liquidity, capital spending, safety statistics and business development reports for the Company as a whole. Since the Company has a single operating segment, all required financial segment information can be found in the unaudited condensed consolidated financial statements.
We provide the following services through our one segment: remediation and compliance services, byproduct services, raw material sales and ERT services. Remediation and compliance services are associated with our customers’ need for multi-year environmental improvement and sustainability initiatives, whether driven by regulatory requirements, power generation customer initiatives or consumer expectations and standards. Byproduct services consist of recurring and mission-critical coal ash management and operations for coal-fired power generation facilities while also supporting both our power generation customers’ desire to recycle their recurring and legacy volumes of coal combustion residuals (“CCRs”), commonly known as coal ash, and our ultimate end customers’ need for high-quality, cost-effective supplemental cementitious materials (“SCMs”) that provide a sustainable, environmentally-friendly substitute for Portland cement in concrete. Our raw material sales provide customers with the raw materials essential to their business while also providing the sourcing, logistics, and management needed to facilitate these raw material transactions around the globe. ERT services represent an innovative solution designed to meet our coal fired plant energy providers’ evolving and increasingly complex plant closure and environmental remediation needs. These customers need to retire and decommission older or underutilized assets while maximizing the assets value and improving the

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
environment. Our ERT services manage the sites' environmental remediation requirements, benefiting the communities and lowering the coal fired plant energy providers’ costs.
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
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which includes modifications to the limitation on business interest expense and net operating loss carryforward provisions and provided a payment delay of certain employer payroll taxes during 2020. The Company deferred $1,637 of employer payroll taxes otherwise due in 2020, with 50% paid in the year ended December 31, 2021 and the remaining 50% due by December 31, 2022.
2. Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), requiring all leases to be recognized on the balance sheet as a right-of-use asset and a lease liability, unless the lease is a short term lease (generally a lease with a term of 12 months or less).At the commencement date of the lease, the Company will recognize: (i) a lease liability for the Company’s obligation to make payments under the lease agreement, measured on a discounted basis; and (ii) a right-of-use asset that represents the Company’s right to use, or control the use of, the specified asset for the lease term. This ASU originally required recognition and measurement of leases at the beginning of the earliest period presented using a modified retrospective transition method. In July 2018, the FASB issued ASU No. 2018-11, which provided an additional (and optional) transition method that permits the application of this ASU at the adoption date with recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In June 2020, the FASB issued ASU No. 2020-05 and delayed the effective date of this ASU, extending the effective date for non-public business entities, and making the ASU effective for the Company for the fiscal year ending December 31, 2022, and interim periods within the fiscal year ending December 31, 2023, with early adoption permitted. The Company has not yet selected a transition method and, while we are still in the process of assessing the impact of this new standard on our consolidated financial position, results of operations and cash flows, we expect the adoption of this standard will have a material impact on our consolidated financial position due to the recognition of the right-of-use asset and lease liability related to operating leases. We had operating leases with remaining rental payments of approximately $28,852 as of March 31, 2022. The discounted minimum remaining rental payments will be the starting point for determining the right-of-use asset and lease liability.
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
3. Asset Acquisitions
Gibbons Creek Asset Acquisition
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
GCERG, at its discretion, is redeveloping the property in an environmentally conscious manner which the Company expects to expand economic activity and benefit the surrounding communities as well as restore the property to a state that will enable it to be put to its best potential use. The existing power plant has been demolished, and GCERG is working with the Texas Commission on Environmental Quality to complete all environmental remediation required for the property and then plans to redevelop the remediated property within all zoning restrictions. The redevelopment of the property is expected to be completed within 34 months from the date of acquisition.
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

Assets Acquired:
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
As part of the acquisition, the Company acquired certain plant, machinery and equipment and vehicles for which management committed to a plan to sell. Property and equipment of $193 that was initially classified as held for sale was subsequently sold to third parties.
To date, the Company has completed the sale of nearly 80% of the real property acreage acquired through the Gibbons Creek Transaction. The sale of property included 4,860 acres of the 6,166-acre area, the 3,500-acre reservoir, dam and spillway. There were no sales of real property acreage for the three months ended March 31, 2022 and 2021, respectively.
Avon Lake Asset Acquisition
On April 4, 2022, the Company, through its wholly-owned special purpose vehicle subsidiary Avon Lake Environmental Redevelopment Group, LLC (“ALERG”), completed the full acquisition of the Avon Lake Generating Station and adjacent property (the "Avon Lake Property") from GenOn Power Midwest, LP, (“GenOn”) and will begin environmental remediation and sustainable redevelopment of the property immediately.
As part of this agreement, the Company acquired the Avon Lake Property, which is a 40-acre area located on Lake Erie that consists of multiple parcels of land adjacent to the retired generating plant, including the generating station, submerged lands lease in Lake Erie, substation/switch gear and transformers, administrative offices and structures, coal rail and storage yard parcels as well as the interconnection agreement. ALERG assumed all liabilities related to the Avon Lake Property and will be responsible for the shutdown and decommissioning of the coal power plant and performing all environmental remediation and redevelopment work at the site.
Cheswick Generating Station Asset Acquisition
On April 6, 2022, the Company, through its wholly-owned special purpose vehicle subsidiaries Cheswick Plant Environmental Redevelopment Group, LLC, Cheswick Lefever LLC and Harwick Operating Company (collectively, “CPERG”), completed the full acquisition of the Cheswick Generating Station, the Lefever Ash Landfill and the Monarch Wastewater Treatment Facility from GenOn and will begin environmental remediation and sustainable redevelopment of the Pennsylvania properties immediately. The Cheswick Generating Station ceased electrical generation operations on March 31, 2022.
As part of this agreement, the Company, through CPERG, has acquired the properties from GenOn, which consist of:
▪The retired Cheswick Generating Station, a 565 MW coal-fired plant previously operated by GenOn, located in Springdale, PA. The 56-acre primary generating station site, along with an adjacent 27-acre parcel, consists of an operating rail line, a coal yard, bottom ash emergency and recycle ponds, waste ponds and a coal pile runoff pond, coal delivery equipment, and an ash handling parcel. CPERG will be responsible for the shutdown and decommissioning of the coal power plant, the remediation of the two ash ponds and performing all environmental remediation and redevelopment work at the site.
▪The Lefever Ash Landfill in Cheswick, PA. The 182-acre site, including the 50-acre landfill facility, is currently operating and provides disposal of coal combustion residuals (CCR) and residual waste from the Cheswick Generating Station under an active solid waste permit. CPERG will be responsible for the closure design, remediation closure work and post closure monitoring of the landfill.
▪The Monarch Wastewater Treatment Facility in Allegheny County, PA. CPERG will be responsible for day-to-day management and operations and compliance with all applicable environmental regulations.
The closing date of both transactions occurred subsequent to the end of the reporting period and the preliminary allocation of the purchase price to the net assets has not yet been completed. The Company received gross cash and restricted cash of $36,763 from GenOn related to these transactions.
4. Revenue
We disaggregate our revenue from customers by customer arrangement and geographic region as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Construction contracts	$30,840	$19,939
Byproduct services	24,018	26,473
Raw material sales	11,193	5,695
Total revenue	$66,051	$52,107
As of March 31, 2022, the Company had remaining performance obligations with an aggregate transaction price of $457,494 on construction contracts for which we recognize revenue over time. We expect to recognize approximately 23% of our remaining performance obligations as revenue during the remainder of 2022, 10% in 2023, 8% in 2024, and 59% thereafter. Revenue associated with our remaining performance obligations includes performance obligations related to our construction contracts. The balance of remaining performance obligations does not include variable consideration that was determined to be constrained as of March 31, 2022. As of March 31, 2022, there were $1,691 of unapproved change orders associated with project scope changes included in determining the profit or loss on certain construction contracts, of which $164 were approved subsequent to quarter-end.
The Company did not have any foreign revenue for the three months ended March 31, 2022 and 2021.
5. Balance Sheet Items
Real estate, property and equipment, net
The following table shows the components of real estate, property and equipment, net:

	March 31, 2022	December 31, 2021
Plant, machinery and equipment	$63,961	$63,937
Structural fill site improvements	55,760	55,760
Vehicles	11,805	11,718
Office equipment	600	600
Buildings and leasehold improvements	267	267
Land, land improvements and structural fill sites	12,082	12,231
Capital lease assets	41,215	31,172
Construction in progress	1,539	1,522
Total real estate, property and equipment	$187,229	$177,207
Less: accumulated depreciation	(111,286)	(106,734)
Real estate, property and equipment, net	$75,943	$70,473
Land, land improvements and structural fill sites include $5,875 of real property acquired in the Gibbons Creek Transaction that the Company is actively demolishing and for which depreciation expense is not being recorded. During the three months ended March 31, 2022 and 2021, the Company capitalized $842 and $148, respectively, of demolition costs and sold scrap with a cost basis of $990 and $0, respectively.
Depreciation expense was $4,597 and $4,173 for the three months ended March 31, 2022 and 2021, respectively.
Capital leases
The following table shows the components of capital lease assets, net:

	March 31, 2022	December 31, 2021
Capital lease assets	$41,215	$31,172
Less: accumulated depreciation	(5,518)	(3,606)
Capital lease assets, net	$35,697	$27,566
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
At the amendment date of the lease, a discount rate of 3.9% implicit in the sales-type lease was used to calculate the present value of the minimum lease payments, which the Company recorded as a lease receivable. The Company recognized a gain of $5,568 within operating income in the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2021.
The following table reflects the classification of the lease receivable within our accompanying unaudited condensed consolidated balance sheet:

	March 31, 2022	December 31, 2021
Lease receivable	$5,921	$5,937
Less: current portion in prepaid expenses and other current assets	(66)	(65)
Non-current portion in other assets	$5,855	$5,872
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
The following table reflects the classification of the note receivable within our unaudited condensed consolidated balance sheet:

	March 31, 2022	December 31, 2021
Note receivable	$1,352	$1,352
Less: current portion in prepaid expenses and other current assets	(500)	(500)
Non-current portion in other assets	$852	$852
Accrued liabilities
The following table shows the components of accrued liabilities:

	March 31, 2022	December 31, 2021
Accrued expenses	$18,815	$25,074
Accrued interest	2,192	2,008
Accrued preferred stock dividends	2,090	1,994
Accrued payroll and bonuses	2,063	7,798
Accrued liabilities	$25,160	$36,874
6. Asset Retirement Obligations
As of March 31, 2022, the Company owns one structural fill site with continuing maintenance and monitoring requirements after its closure and four tracts of real property with decommissioning, remediation and monitoring requirements. As of March 31, 2022 and December 31, 2021, the Company has accrued $33,969 and $42,413, respectively, for the asset retirement obligations (“ARO”).

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
The following table reflects the activity for our asset retirement obligations:

	Three Months Ended March 31,
	2022	2021
Balance, beginning of period	$42,413	$5,159
Liabilities incurred	—	50,590
Liabilities settled	(6,394)	(1,870)
Accretion	401	233
Gain on ARO settlement	(2,451)	—
Balance, end of period	33,969	54,112
Less: current portion	(24,776)	(18,729)
Non-current portion	$9,193	$35,383
7. Related Party Transactions
ATC Group Services LLC (“ATC”), an entity owned by BCP, our majority stockholder, provided environmental consulting and engineering services at certain service sites. Expenses to ATC were $18 and $54 for the three months ended March 31, 2022 and 2021, respectively. The Company had no receivables outstanding from ATC at March 31, 2022 and December 31, 2021. The Company had payables and accrued expenses, net of credit memos, due to ATC of $14 and $4 at March 31, 2022 and December 31, 2021, respectively.
As further discussed in Note 9, Long-term Debt, in August 2021, the Company completed an offering of $135,000, in the aggregate, of the Company’s 8.50% Senior Notes due 2026 (the “Notes”), which amount included the exercise by the underwriters of their option to purchase an additional $5,000 aggregate principal amount of Notes. B. Riley Securities, Inc. (“B. Riley”), a shareholder of the Company with board representation, served as the lead book-running manager and underwriter for this offering, purchasing a principal amount of $80,325 of the Notes. Fees paid to B. Riley related to this offering were $7,914. These fees were capitalized as debt issuance costs within notes payable, less current maturities in the accompanying unaudited condensed consolidated balance sheets and will be amortized prospectively through interest expense, net in the accompanying unaudited condensed consolidated statements of operations using the effective interest method through the maturity date of the Notes.
As further discussed in Note 11, Mezzanine Equity, in March 2020, the Company entered into an agreement with an investment fund affiliated with BCP to sell 26,000 shares of Preferred Stock.
8. Goodwill and Intangible Assets
Goodwill and indefinite-lived intangible assets are not amortized but instead are tested for impairment annually or more often if events or changes in circumstances indicate that the fair value of the asset may have decreased below its carrying value. We perform our impairment test effective October 1st of each year and evaluate for impairment indicators between annual impairment tests, of which there were none. There was no goodwill activity during the three months ended March 31, 2022.
Indefinite-Lived and Definite-Lived Intangible Assets
Our intangible assets, net include a trade name that is considered to have an indefinite life and customer relationships that are considered to have a definite life. Our customer relationships are amortized on a straight-line basis over their estimated useful lives of 10 years. The amortization expense of our definite-lived intangible assets was $1,974 for the three months ended March 31, 2022 and 2021.
The Company’s intangible assets consist of the following:

	March 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangibles
Customer relationships	$78,942	$(40,701)	$38,241	$78,942	$(38,727)	$40,215

Indefinite-lived intangibles
Charah trade name			13,316			13,316

Total			$51,557			$53,531

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
9. Long-term Debt
Senior Notes
On August 25, 2021, the Company completed a public offering of $135,000, in the aggregate, of the Company’s Notes, which amount includes the exercise by the underwriters of their option to purchase an additional $5,000 aggregate principal amount of Notes.
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
As of March 31, 2022, the Company has not drawn on the Credit Agreement. Outstanding letters of credit were $15,237 and $19,027 as of March 31, 2022 and December 31, 2021. As of March 31, 2022, all outstanding letters of credit were issued with JPMorgan. At this time, the Company does not intend to draw down on the Credit Agreement. Based on the applicable financial statement balances as of March 31, 2022, if the Company were to borrow in excess of $4,974 on the Credit Agreement, the financial covenants associated with the Credit Agreement would become applicable.
As a result of entering into the Credit Agreement, $1,408 of third-party fees were capitalized as debt issuance costs that will be amortized through interest expense, net in the unaudited condensed consolidated Statements of Operations using the effective interest method through the maturity date of the Credit Agreement. Unamortized debt issuance costs as of March 31, 2022 and December 31, 2021 were $1,291 and $1,338, respectively.
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

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
10. Notes Payable
The following table summarizes the major components of debt at each balance sheet date and provides maturities and interest rate ranges for each major category as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Various equipment notes entered into in November 2017, payable in monthly installments ranging from $6 to $24, including interest at 5.2%, maturing in December 2022 through December 2023. The notes are secured by equipment with a net book value of $688 as of March 31, 2022.	$1,458	$1,748
Various equipment notes entered into in 2018, payable in monthly installments ranging from $1 to $39, including interest ranging from 5.6% to 6.8%, maturing in March 2023 through May 2025. The notes are secured by equipment with a net book value of $4,983 as of March 31, 2022.	5,430	5,952
Various equipment notes entered into in 2019, payable in monthly installments ranging from $2 to $23, including interest ranging from 3.9% to 6.4%, maturing in April 2024 through December 2024. The notes are secured by equipment with a net book value of $2,275 as of March 31, 2022.	2,416	2,633
Various equipment notes entered into in 2020, payable in monthly installments ranging from $9 to $10, including interest of 5.4%, maturing in August 2025. The notes are secured by equipment with a net book value of $1,652 as of March 31, 2022.	1,524	1,624
Various equipment notes entered into in 2021, payable in monthly installments ranging from $3 to $9, including interest ranging from 4.0% to 6.5%, maturing in February 2026 through August 2026. The notes are secured by equipment with a net book value of $1,602 as of March 31, 2022.	1,769	1,861
Various commercial insurance premium financing agreements entered into in 2021, payable in monthly installments ranging from $24 to $117, including interest ranging from 3.0% to 3.9%, maturing in October 2021 through April 2022.	117	467
A commercial insurance premium financing agreement entered into in 2022, payable in monthly installments of $143, including interest of 4.2%, maturing in November 2022.	1,126	—
A $10,000 equipment line with a bank, entered into in December 2017, secured by all equipment purchased with the proceeds of the loan. Interest is calculated on any outstanding amounts using a fixed rate of 4.5%. The equipment line converted to a term loan in September 2018 with a maturity date of June 22, 2023. The term loan is secured by equipment with a net book value of $1,885 as of March 31, 2022.	2,867	3,387
Senior Unsecured Notes, issued August 2021 (see Note 9). The Notes are senior unsecured obligations of the Company, bearing stated interest at 8.5%, and rank equal in right of payment with the Company’s existing and future senior unsecured indebtedness.	135,000	135,000
Total	151,707	152,672
Less debt issuance costs, net	(10,972)	(11,444)
	140,735	141,228
Less current maturities	(8,196)	(7,567)
Notes payable due after one year	$132,539	$133,661
11. Mezzanine Equity
In March 2020, the Company entered into an agreement with an investment fund affiliated with BCP to sell 26 (twenty-six thousand) shares of Series A Preferred Stock, par value $0.01 per share (the “Preferred Stock”), with an initial aggregate liquidation preference of $26,000, net of a 3% Original Issue Discount (“OID”) of $780 for net proceeds of $25,220 in a private placement (the “Preferred Stock Offering”). Proceeds from the Preferred Stock Offering were used for liquidity and general corporate purposes. In connection with the issuance of the Preferred Stock, the Company incurred direct expenses of $966, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. The Preferred Stock was initially recorded net of OID and direct expenses, which will be accreted through paid-in-capital as a deemed dividend from the date of issuance through the first possible known redemption date, March 16, 2023. As of March 31, 2022 and December 31, 2021, the Company had accrued dividends of $1,063 and $1,030, respectively, associated with the Preferred Stock, which was recorded at a fair value of $2,090 and $1,994, respectively, using observable information for similar items and is classified as a level 2 fair value measurement.

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
The holders of the Preferred Stock are entitled to a cumulative dividend paid in cash at the rate of 10.0% per annum, payable on a quarterly basis. If we do not declare and pay a dividend to the holders of the Preferred Stock, the dividend rate will increase to 13.0% per annum, and the dividends are paid-in-kind by adding such amount to the liquidation preference. The Company’s intention is to pay dividends in-kind for the foreseeable future. The dividend rate will increase to 16.0% per annum upon the occurrence and during the continuance of an event of default. As of March 31, 2022, the liquidation preference of the Preferred Stock was $33,775.
Conversion Features The Preferred Stock is convertible at the option of the holders at any time into shares of common stock at a conversion price of $2.77 per share (the “Conversion Price”), which represents a 30% premium to the 20-day volume-weighted average price ended March 4, 2020. As of March 31, 2022, the maximum number of common shares that could be required to be issued if converted is 12,193 (twelve million one hundred ninety-three thousand). The conversion rate is subject to the following customary anti-dilution and other adjustments:
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
Our contract assets are as follows:

	March 31, 2022	December 31, 2021
Costs and estimated earnings in excess of billings	$15,421	$17,163
Retainage	9,491	9,681
Total contract assets	$24,912	$26,844
Our contract liabilities are as follows:

	March 31, 2022	December 31, 2021
Billings in excess of costs and estimated earnings	$5,505	$5,716
Deferred revenue	1,088	483
Total contract liabilities	$6,593	$6,199
We recognized revenue of $5,772 for the three months ended March 31, 2022 that was previously included in contract liabilities at December 31, 2021.
The Company's net position on uncompleted contracts is as follows:

	March 31, 2022	December 31, 2021
Costs incurred on uncompleted contracts	$236,562	$227,195
Estimated earnings	18,356	22,331
Total costs and estimated earnings	254,918	249,526
Less billings to date	(245,002)	(238,079)
Net balance in process	$9,916	$11,447
The net balance in process classified on the accompanying unaudited condensed consolidated balance sheets is as follows:

	March 31, 2022	December 31, 2021
Costs and estimated earnings in excess of billings	$15,421	$17,163
Billings in excess of costs and estimated earnings	(5,505)	(5,716)
Net balance in process	$9,916	$11,447
Anticipated losses on long-term contracts are recognized when such losses become evident. As of March 31, 2022 and December 31, 2021, accruals for anticipated losses on long-term contracts were $136 and $159, respectively.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
13. Stock-Based Compensation
The Company adopted the Charah Solutions, Inc. 2018 Omnibus Incentive Plan (the “2018 Plan”), pursuant to which employees, consultants, and directors of the Company and its affiliates, including named executive officers, are eligible to receive awards. The 2018 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, bonus stock, dividend equivalents, other stock-based awards, substitute awards, annual incentive awards, and performance awards intended to align the interests of participants with those of Company's stockholders. The Company has reserved 5,007 shares of common stock for issuance under the 2018 Plan.
A summary of the Company’s non-vested share activity for the three months ended March 31, 2022 is as follows:

	Restricted Stock		Performance Stock		Total
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2021	885	$4.62	648	$4.24	1,533	$4.46
Granted	2	4.78	—	—	2	4.78
Forfeited	—	—	—	—	—	—
Vested	(1)	4.78	—	—	(1)	4.78
Balance as of March 31, 2022	886	$4.62	648	$4.24	1,534	$4.46

	Restricted Stock		Performance Stock		Total
	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2021	0.88	$4,072	1.26	$2,979	1.04	$7,051

Balance as of March 31, 2022	0.63	$4,425	1.01	$3,231	0.79	$7,656
Stock-based compensation expense related to the restricted stock issued was $571 and $257 during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, total unrecognized stock-based compensation expense related to non-vested awards of restricted stock, net of estimated forfeitures, was $975, and is expected to be recognized over a weighted-average period of 1.40 years.
Stock-based compensation expense related to the performance stock issued was $220 and $41 during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, total unrecognized stock-based compensation expense related to non-vested awards of performance stock, net of estimated forfeitures, was $787, and is expected to be recognized over a weighted-average period of 1.85 years.
14. Commitments and Contingencies
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
In addition to the above matter, we are from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. For all such lawsuits, claims and proceedings, we record reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. Although it is difficult to predict the ultimate outcome of these lawsuits, claims and proceedings, we do not believe that the ultimate disposition of any of these matters, individually or in the aggregate, would have a material adverse effect on our results of operations, financial position or cash flows. We maintain liability insurance for certain risks that is subject to certain self-insurance limits.
We believe amounts previously recorded are sufficient to cover any liabilities arising from the proceedings with all outstanding legal claims. Except as reflected in such accruals, we are currently unable to estimate a range of reasonably possible loss or a range of reasonably possible loss in excess of the amount accrued for outstanding legal matters.
15. Income Taxes
The Company had income tax expense of $78 and $157 for the three months ended March 31, 2022 and 2021, respectively, due to current state income tax expense and adjustments to the valuation allowance on deferred tax assets.
The effective income tax rate for the three months ended March 31, 2022 was 23.2% without regard to the impact of the valuation allowance and includes the effect of state income taxes, nondeductible items. The Company’s income is subject to a federal statutory rate of 21.0% and an estimated state statutory rate of 3.9% before considering the valuation allowance.

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
At March 31, 2022, deferred tax liabilities, net of deferred tax assets, was $985. A valuation allowance has been recorded for the deferred tax assets as the Company has determined that it is not more likely than not that the tax benefits related to all the deferred tax assets will be realized. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance on its deferred tax assets.
16. Loss Per Share
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
Basic and diluted loss per share is determined using the following information:

	Three Months Ended
	March 31,
	2022	2021
Numerator:
Net loss attributable to Charah Solutions, Inc.	$(12,040)	$(1,287)
Deemed and imputed dividends on Series A Preferred Stock	(149)	(147)
Series A Preferred Stock dividends	(2,090)	(2,067)
Net loss attributable to common stockholders	$(14,279)	$(3,501)

Denominator:
Weighted average shares outstanding	33,408	30,113
Dilutive share-based awards	—	—
Total weighted average shares outstanding, including dilutive shares	33,408	30,113

Net loss attributable to common stockholders per common share
Basic	$(0.43)	$(0.12)
Diluted	$(0.43)	$(0.12)
The holders of the Preferred Stock have non-forfeitable rights to common stock dividends or common stock dividend equivalents. Accordingly, the Preferred Stock qualifies as participating securities.
As a result of the net loss per share for the three months ended March 31, 2022 and 2021, the inclusion of all potentially dilutive shares would be anti-dilutive. Therefore, dilutive shares of 13,114 and 11,788 were excluded from the computation of the weighted-average shares for diluted net loss per share for the three months ended March 31, 2022 and 2021, respectively.
A summary of securities excluded from the computation of diluted earnings per share is presented below:

	Three Months Ended
	March 31,
	2022	2021
Diluted earnings per share:
Anti-dilutive restricted and performance stock units	1,300	1,393
Anti-dilutive Series A Preferred Stock convertible into common stock	11,814	10,395
Potentially dilutive securities, excluded as anti-dilutive	13,114	11,788

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
We operate as a single operating segment, reflecting the suite of end-to-end services we offer our utility partners and how our chief operating decision maker reviews consolidated financial information to evaluate results of operations, assess performance and allocate resources for these services. We provide the following services through our one segment: remediation and compliance services, byproduct services, raw material sales and ERT services. Remediation and compliance services are associated with our customers’ need for multi-year environmental improvement and sustainability initiatives, whether driven by regulatory requirements, power generation customer initiatives or consumer expectations and standards. Byproduct services consist of recurring and mission-critical coal ash management and operations for coal-fired power generation facilities while also supporting both our power generation customers’ desire to recycle their recurring and legacy volumes of coal combustion residuals (“CCRs”), commonly known as coal ash, and our ultimate end customers’ need for high-quality, cost-effective supplemental cementitious materials (“SCMs”) that provide a sustainable, environmentally-friendly substitute for Portland cement in concrete. Our raw material sales provide customers with the raw materials that are essential to their business while also providing the sourcing, logistics, and management needed to facilitate these raw material transactions around the globe. ERT services represent an innovative solution designed to meet coal fired plant energy providers’ evolving and increasingly complex plant closure and environmental remediation needs. These customers need to retire and decommission older or underutilized assets while maximizing the assets value and improving the environment. Our ERT services manage the sites' environmental remediation requirements, benefiting the communities and lowering the coal fired plant energy providers’ costs.
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
We define Adjusted EBITDA as net loss attributable to Charah Solutions, Inc. before income from discontinued operations, net of tax, interest expense, net, loss on extinguishment of debt, income taxes, depreciation and amortization, equity-based compensation, impairment expense (including inventory reserves), gain on change in contingent payment liability and transaction-related expenses and other items. Adjusted EBITDA margin represents the ratio of Adjusted EBITDA to total revenue. See “—Non-GAAP Financial Measures” below for more information and a reconciliation of Adjusted EBITDA to net loss attributable to Charah Solutions, Inc., the most directly comparable financial measure calculated and presented in accordance with GAAP.
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
Byproduct Recycling Market Dynamics
There is a growing demand for recycled coal ash across various applications driven by market forces and governmental regulations creating the need to dispose of coal ash in an environmentally sensitive manner. Pricing of byproduct services and raw material sales are driven by supply and demand market dynamics as well as the chemical and physical properties of the ash. As demand increases for the end-products that use CCRs (i.e., concrete for construction and infrastructure projects), the demand for recycled coal ash also typically rises. These fluctuations affect the relative demand for our raw material sales. In recessionary periods, construction and infrastructure spending and the corresponding need for concrete may decline. However, this unfavorable effect may be partially offset by an increase in the demand for recycled coal ash during recessionary periods, given that coal ash is more cost-effective than other alternatives.
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
Many power generation entities are experiencing an increased need to retire and decommission older or less economically viable generating assets while minimizing costs and maximizing the value of the assets and improving the environment. Our ERT services allow these partners to remove the environmental risk and insurance obligations and place control and oversight with a company specializing in these complex remediation and reclamation projects. We believe our broad set of service capabilities, track record of quality service and safety, exacting environmental standards, and a dependable and experienced labor force is a significant competitive advantage. Our work, mission and culture are directly aligned with meeting environmental, sustainability, and governance (“ESG”) standards and providing innovative services to solve our coal fired plant energy providers’ most complex environmental challenges.
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
Our raw material sales provide customers with the raw materials that are essential to their business while also providing the sourcing, logistics, and management needed to facilitate these raw material transactions around the globe.
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

Results of Operations
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

	Three Months Ended
	March 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Revenue	$66,051	$52,107	$13,944	26.8%
Cost of sales	(69,818)	(46,522)	(23,296)	50.1%
Gross profit	(3,767)	5,585	(9,352)	(167.4)%
General and administrative expenses	(8,952)	(9,432)	480	(5.1)%
Gain on sales-type lease	—	5,568	(5,568)	(100.0)%
Gains on sales of real estate, property and equipment, net	3,543	547	2,996	547.7%
Gain on ARO settlement	2,451	—	2,451	100.0%
Other operating expenses from ERT services	(667)	(290)	(377)	130.0%
Operating (loss) income	(7,392)	1,978	(9,370)	473.7%
Interest expense, net	(4,573)	(3,235)	(1,338)	(41.4)%
Income from equity method investment	—	202	(202)	(100.0)%
Loss before income taxes	(11,965)	(1,055)	(10,910)	1,034.1%
Income tax expense	78	157	(79)	(50.3)%
Net loss	(12,043)	(1,212)	(10,831)	(893.6)%
Less (loss) income attributable to non-controlling interest	(3)	75	(78)	104.0%
Net loss attributable to Charah Solutions, Inc.	$(12,040)	$(1,287)	(10,753)	(835.5)%
Revenue. Revenue increased $13.9 million, or 26.8%, to $66.1 million for the three months ended March 31, 2022 as compared to $52.1 million for the three months ended March 31, 2021, primarily driven by increases in remediation and compliance services revenue of $10.9 million from the net commencements of new project work and in raw material sales of $5.5 million from an increase in shipments. This increase was partially offset by lower byproduct services revenue of $2.5 million primarily due to net completions of operations work.
Gross Profit. Gross profit decreased $9.4 million, or 167.4%, to $(3.8) million for the three months ended March 31, 2022 as compared to $5.6 million for the three months ended March 31, 2021. As a percentage of revenue, gross profit was (5.7)% and 10.7% for the three months ended March 31, 2022 and 2021, respectively. The decrease in gross profit and gross profit margin was directly affected by several factors, most notably supply chain and logistics issues, which impacted the expected ramp of two long-term beneficial use projects, and significant weather challenges, which delayed the completion of three projects during the quarter, resulting in cost overruns. Delays in receiving material and obtaining necessary rail and trucking resources resulted in a delay to the start of one large project and have pushed the expected ramp of the second. The Company is taking steps to address these issues, and it is not expected that the long-term profitability of the projects will be materially impacted. Additionally, significant rain events at three construction projects extended the final completion dates for those projects and resulted in cost overruns. The projects had originally been scheduled for completion in the Fall of 2021. The Company has now demobilized at the largest of these projects and expects to complete the remaining two projects during the second quarter.
General and Administrative Expenses. General and administrative expenses decreased $0.5 million, or 5.1%, for the three months ended March 31, 2022 to $9.0 million as compared to $9.4 million for the three months ended March 31, 2021, primarily attributable to improved expense management.
Gain on sales-type lease. Gain on sales-type lease decreased $5.6 million for the three months ended March 31, 2022 due to the absence of the recognition of a parcel transferred under a sales-type lease at an ERT project as discussed in Note 5, Balance Sheet Items, to the accompanying unaudited condensed consolidated financial statements.
Gains on Sales of Real Estate, Property and Equipment, Net. Gains on sales of real estate, property and equipment, net increased $3.0 million, or 547.7%, to $3.5 million for the three months ended March 31, 2022 as compared to $0.5 million for the three months ended March 31, 2021, primarily due to increased scrap sales from the demolition of the Gibbons Creek power plant.
Gain on ARO settlement. Gain on ARO settlement increased $2.5 million for the three months ended March 31, 2022 due to differences between the estimated costs used in the measurement of the fair value of the Company's AROs and the actual costs incurred for specific remediation tasks recognized on a proportionate basis.
Other Operating Expenses from ERT Services. Other operating expenses from ERT services increased $0.4 million, or 130.0%,to $0.7 million for the three months ended March 31, 2022 as compared to $0.3 million for the three months ended March 31, 2021, primarily driven by a complete quarter of expenses associated with operations on the Gibbons Creek ERT project in 2022.
Interest Expense, Net. Interest expense, net increased $1.3 million, or 41.4%, to $4.6 million for the three months ended March 31, 2022 as compared to $3.2 million for the three months ended March 31, 2021, primarily due to higher debt balances, a higher weighted-average cost of capital associated with equipment financing and an increase in amortization of debt issuance costs.

Income from Equity Method Investment. Income from equity method investment decreased $0.2 million for the three months ended March 31, 2022 due to the dissolution of our joint venture in CV Ash in the first quarter of 2021.
Income Tax Expense. Income tax expense decreased $0.1 million, or 50.3%, for the three months ended March 31, 2022 to $0.1 million as compared to $0.2 million for the three months ended March 31, 2021, primarily due to limitations of the utilization of deferred tax assets against the reversal of deferred tax liabilities.
Net Loss. Net loss increased $10.8 million, or 893.6%, to $12.0 million for the three months ended March 31, 2022 as compared to $1.2 million for the three months ended March 31, 2021.
Condensed Consolidated Balance Sheets
The following table is a summary of our overall financial position:

	March 31, 2022	December 31, 2021	Change
	(in thousands)
Total assets	$321,454	$344,107	$(22,653)
Total liabilities	276,472	287,778	(11,306)
Mezzanine equity	37,676	35,532	2,144
Total equity	7,306	20,797	(13,491)
Assets
Total assets decreased $22.7 million, driven primarily by:
▪$25.9 million in decreases of cash and restricted cash due to $23.9 million of cash used in operating activities, $1.0 million of cash provided by investing activities and $3.0 million of cash used in financing activities;
▪$4.6 million in property and equipment depreciation expense during the three months ended March 31, 2022; and
▪$2.0 million in intangible asset amortization expense during the three months ended March 31, 2022.
These decreases were partially offset by:
▪$10.0 million in real estate, property and equipment additions, net of disposals, resulting from new capital leases entered into during the three months ended March 31, 2022.
Liabilities
Total liabilities decreased $11.3 million, primarily driven by:
▪$8.4 million in net decreases of current and non-current asset retirement obligations (“AROs”) resulting from the settlements and gains on settlement of the Gibbons Creek AROs during the three months ended March 31, 2022;
▪$5.7 million in decreases in accrued payroll and bonuses for the payment of accrued bonuses and timing of payroll accruals at period-end; and
▪$5.2 million in decreases in accounts payables and accrued expenses from the timing of payments to vendors;
▪$1.9 million in principal payments on capital lease obligations.
These decreases were partially offset by:
▪$10.0 million in new capital lease obligations entered into during the three months ended March 31, 2022.
Mezzanine Equity
Total mezzanine equity increased $2.1 million related to the paid in-kind dividends and accretion associated with the Preferred Stock.
Equity
Total equity decreased $13.5 million primarily driven by the $12.0 million net loss and $2.2 million in paid in-kind and deemed dividends associated with our Preferred Stock, partially offset by $0.8 million of share-based compensation.
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

As of March 31, 2022, we had $11.2 million of cash on hand and borrowing capacity under our Credit Agreement (as defined elsewhere herein) of $14.2 million, for total liquidity of $25.4 million. At this time, the Company does not intend to draw down on the Credit Agreement. Based on the applicable financial statement balances as of March 31, 2022, if the Company were to borrow in excess of approximately $5.0 million on the Credit Agreement, the associated financial covenants would become applicable.
We believe our cash on hand and cash generated from operations will be sufficient to cover our working capital requirements and debt obligations for the next 12 months from the issuance of this Quarterly Report.
Cash Flows
The following table sets forth our cash flow data:

	Three Months Ended
	March 31,		Change
	2022	2021	$
	(dollars in thousands)
Net cash and restricted cash (used in) provided by operating activities	(23,912)	14,066	$(37,978)
Net cash and restricted cash provided by investing activities	969	27,484	(26,515)
Net cash and restricted cash (used in) provided by financing activities	(2,993)	1,577	(4,570)
Net change in cash and restricted cash	$(25,936)	$43,127	$(69,063)
Operating Activities
Net cash used in operating activities decreased $38.0 million to $23.9 million for the three months ended March 31, 2022 as compared to net cash provided by operating activities of $14.1 million for the three months ended March 31, 2021. The change in cash flows from operating activities was primarily attributable to:
•an increase in net loss of $10.8 million.
•an increase in non-working capital adjustments to net loss of $0.5 million, primarily due to increases in gains on sales of real estate, property and equipment and ARO settlements of $2.9 million and $2.5 million, respectively, during the three months ended March 31, 2022. These changes were partially offset by the absence of the gain on sales-type lease of $5.6 million for the three months ended March 31, 2022.
•an increase in cash used from all other operating activities of $27.7 million, which was primarily driven by the decreases in contract liabilities resulting from the timing of billings for construction projects and in AROs resulting from cash settlements of the existing liabilities.
Investing Activities
Net cash provided by investing activities decreased $26.5 million to $1.0 million for the three months ended March 31, 2022 as compared to $27.5 million for the three months ended March 31, 2021. The changes in cash flows from investing activities was primarily driven by the absences of $34.9 million in cash and restricted cash received from the Gibbons Creek Transaction and payments of $7.3 million of the working capital adjustment and other items resulting from the sale of the Allied subsidiary, partially offset by increases of $2.6 million in net proceeds from the sales of real estate, property and equipment from increased scrap sales from the demolition of the Gibbons Creek power plant.
Financing Activities
Net cash used in financing activities decreased $4.6 million to $3.0 million for the three months ended March 31, 2022 as compared to net cash provided by financing activities of $1.6 million for the three months ended March 31, 2021. The change in cash flows from financing activities was primarily driven by the absence of $7.1 million in net proceeds on the line of credit, partially offset by a decrease of $2.3 million in principal payments on long-term debt and capital lease obligations.
Working Capital
Our working capital, which we define as total current assets less total current liabilities, totaled $15.9 million at March 31, 2022 as compared to $31.5 million at December 31, 2021. This decrease in net working capital for the three months ended March 31, 2022 was primarily due to:
•decreases in cash and cash equivalents from net cash used in operating activities, partially offset by cash provided by investing activities; and
•increases in capital lease obligations and notes payables due to new long-term debt financing and capital leases entered into during the three months ended March 31, 2022.
These changes were partially offset by:
•decreases in accrued expenses primarily from the decreases in accrued payroll and bonuses for the payment of accrued bonuses and timing of payroll, job-specific and other accruals at period-end; and

•decreases in AROs primarily from the settlements and gains on settlement of the Gibbons Creek AROs during the three months ended March 31, 2022.
Our Debt Agreements
Senior Notes
On August 25, 2021, the Company completed a public offering of $135.0 million, in the aggregate, of the Company’s Notes, which amount includes the exercise by the underwriters of their option to purchase an additional $5.0 million aggregate principal amount of Notes.
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
As a result of the issuance of the Notes, $12.1 million of third-party fees were capitalized as debt issuance costs that will be amortized through interest expense, net in the accompanying unaudited condensed consolidated statements of operations using the effective interest method through the maturity date of the Notes.
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
As of March 31, 2022, the Company has not drawn on the Credit Agreement. Outstanding letters of credit were $15.2 million and $19.0 million as of March 31, 2022 and December 31, 2021. As of March 31, 2022, all outstanding letters of credit were issued with JPMorgan.
As a result of entering into the Credit Agreement, $1.4 million of third-party fees were capitalized as debt issuance costs that will be amortized through interest expense, net in the unaudited condensed consolidated statements of operations using the effective interest method through the maturity date of the Credit Agreement.
Equipment Financing Facilities
We have entered into various equipment financing arrangements to finance the acquisition of certain equipment (the “Equipment Financing Facilities”). As of March 31, 2022, we had $15.5 million of equipment notes outstanding. Each of the Equipment Financing Facilities includes non-financial covenants, and, as of March 31, 2022, we were in compliance with these covenants.
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
For more information related to the Series A Preferred Stock, see Note 11, Mezzanine Equity, to the accompanying unaudited condensed consolidated financial statements.

Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and Adjusted EBITDA margin are not financial measures determined in accordance with GAAP.
We define Adjusted EBITDA as net loss attributable to Charah Solutions, Inc. before income from discontinued operations, net of tax, interest expense, net, loss on extinguishment of debt, income taxes, depreciation and amortization, equity-based compensation, impairment expense (including inventory reserves), gain on change in contingent payment liability and transaction-related expenses and other items. Adjusted EBITDA margin represents the ratio of Adjusted EBITDA to total revenue.
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

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
Net loss attributable to Charah Solutions, Inc.	$(12,040)	$(1,287)
Interest expense, net	4,573	3,235
Income tax expense	78	157
Depreciation and amortization	6,571	6,146
Equity-based compensation	791	298
Impairment expense	380	—
Transaction-related expenses and other items(1)	7	971
Adjusted EBITDA	$360	$9,520
Adjusted EBITDA margin(2)	0.5%	18.3%
(1)Represents expenses associated with the Amendment to the Credit Facility, non-recurring legal costs and expenses and other miscellaneous items.
(2)Adjusted EBITDA margin is a non-GAAP financial measure that represents the ratio of Adjusted EBITDA to total revenue. We use Adjusted EBITDA margin to measure the success of our businesses in managing our cost base and improving profitability.
Off-Balance Sheet Arrangements
We currently have no material off-balance sheet arrangements except for operating leases as referenced within Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2021.
Contractual Obligations
As of March 31, 2022, there have been no material changes in our outstanding contractual obligations from those disclosed within Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2021.
Critical Accounting Policies and Estimates
There were no changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
Recent Accounting Pronouncements
Please see Note 2, Recent Accounting Pronouncements, to the accompanying unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report and Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of recent accounting pronouncements.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d‑15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on such evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022 because of the material weakness in our internal control over financial reporting both as described below and as previously identified in our Annual Report on Form 10-K for the year ended December 31, 2021.
As previously disclosed on our Annual Report on Form 10-K, we identified the following control deficiencies which aggregate to a material weakness: (i) lack of a sufficient number of trained resources with assigned responsibilities and accountability for the design and operation of internal controls over financial reporting; (ii) lack of formal and effective controls over certain financial statement account balances; (iii) lack of user profiles to ensure adequate restriction of users to perform only transactions that are consistent with their function; and (iv) lack of appropriate segregation of duties within the accounting and finance functions, including order to cash, process to pay and payroll business processes.
Management's Remediation Plan
We have identified and implemented, and continue to implement, certain remediation efforts to improve the effectiveness of our internal control over financial reporting and disclosure controls and procedures. These remediation efforts are ongoing. As previously disclosed in our Annual Report on Form 10-K, the following remedial actions have been identified and initiated:
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
Changes in Internal Control Over Financial Reporting
Aside from the actions taken as described in Management's Remediation Plan above to improve the Company’s internal control over financial reporting, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Except with respect to 260 shares of common stock withheld for income tax purposes connected with the vesting of shares of restricted stock, there were no repurchases of our common stock during the three months ended March 31, 2022.

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

CHARAH SOLUTIONS, INC.

May 10, 2022	By:	/s/ Scott A. Sewell
	Name:	Scott A. Sewell
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

May 10, 2022	By:	/s/ Roger D. Shannon
	Name:	Roger D. Shannon
	Title:	Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)