Form 10-Q
period 2022-06-30
Charah Solutions, Inc.
filed 2022-08-19
CIK 1730346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2022, the registrant had 33,721,705 shares of common stock outstanding.

CHARAH SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

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
•our future revenue, income, operating performance and backlog;
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
We caution you that these forward‑looking statements are subject to a number of risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, the risks described under Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 and under Part II, “Item 1A. Risk Factors” of this Quarterly Report and elsewhere herein. Should one or more of the risks or uncertainties described occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward‑looking statements.
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
ii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CHARAH SOLUTIONS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except par value amounts)
(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash	$7,071	$24,266
Restricted cash	50,576	34,908
Trade accounts receivable, net	43,951	49,303
Contract assets	34,000	26,844
Inventory	5,168	6,289
Prepaid expenses and other current assets	9,514	6,113
Total current assets	150,280	147,723
Real estate, property and equipment, net	106,197	70,473
Goodwill	62,193	62,193
Intangible assets, net	49,584	53,531
Equity method investments	7	7
Other assets	10,373	10,180
Total assets	$378,634	$344,107

Liabilities, mezzanine equity and stockholders’ equity
Current liabilities:
Accounts payable	40,951	30,641
Contract liabilities	5,702	6,199
Capital lease obligations, current portion	9,737	6,979
Notes payable, current maturities	8,010	7,567
Asset retirement obligations, current portion	47,542	27,534
Accrued liabilities	28,220	36,874
Other current liabilities	460	460
Total current liabilities	140,622	116,254
Deferred tax liabilities	1,309	949
Contingent payments for acquisitions	1,950	1,950
Asset retirement obligations	36,187	14,879
Capital lease obligations, less current portion	26,563	19,444
Notes payable, less current maturities	130,942	133,661
Deferred gain and other liabilities	5,118	641
Total liabilities	342,691	287,778

Commitments and contingencies (see Note 14)

Mezzanine equity
Series A Preferred Stock — $0.01 par value; 50,000 shares authorized, 26 shares issued and outstanding as of June 30, 2022 and December 31, 2021; aggregate liquidation preference of $34,873 and $32,712 as of June 30, 2022 and December 31, 2021, respectively	39,915	35,532

Stockholders’ equity
Retained losses	(116,322)	(94,679)
Common Stock — $0.01 par value; 200,000 shares authorized 33,722 and 33,408 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	337	334
Additional paid-in capital	111,754	114,880
Total stockholders’ equity	(4,231)	20,535
Non-controlling interest	259	262
Total equity	(3,972)	20,797
Total liabilities, mezzanine equity and stockholders’ equity	$378,634	$344,107
See accompanying notes to condensed consolidated financial statements

CHARAH SOLUTIONS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue	$77,110	$63,518	$143,161	$115,625
Cost of sales	(74,436)	(56,598)	(144,254)	(103,120)
Gross profit	2,674	6,920	(1,093)	12,505
General and administrative expenses	(9,238)	(9,379)	(18,190)	(18,811)
Gain on sales-type lease	—	—	—	5,568
Gains on sales of real estate, property and equipment, net	2,798	2,696	6,341	3,243
Gain on ARO settlement	1,557	—	4,008	—
Other operating expenses from ERT services	(2,586)	(1,007)	(3,253)	(1,297)
Operating (loss) income	(4,795)	(770)	(12,187)	1,208
Interest expense, net	(4,467)	(3,314)	(9,040)	(6,549)
Income (loss) from equity method investment	—	(11)	—	191
Loss before income taxes	(9,262)	(4,095)	(21,227)	(5,150)
Income tax expense	341	72	419	229
Net loss	(9,603)	(4,167)	(21,646)	(5,379)
Less (loss) income attributable to non-controlling interest	—	(1)	(3)	74
Net loss attributable to Charah Solutions, Inc.	(9,603)	(4,166)	(21,643)	(5,453)
Deemed and imputed dividends on Series A Preferred Stock	(150)	(148)	(299)	(295)
Series A Preferred Stock dividends	(1,571)	(2,148)	(3,661)	(4,215)
Net loss attributable to common stockholders	$(11,324)	$(6,462)	$(25,603)	$(9,963)

Net loss attributable to common stockholders per common share:
Basic	$(0.34)	$(0.21)	$(0.76)	$(0.33)
Diluted	$(0.34)	$(0.21)	$(0.76)	$(0.33)

Weighted-average shares outstanding used in loss per common share:
Basic	33,642	30,450	33,526	30,282
Diluted	33,642	30,450	33,526	30,282

See accompanying notes to condensed consolidated financial statements.

CHARAH SOLUTIONS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(Unaudited)

	For the Six Months Ended June 30, 2022
	Mezzanine Equity		Permanent Equity
	Preferred Stock (Shares)	Preferred Stock (Amount)	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Retained Losses	Total	Non-Controlling Interest	Total
Balance, December 31, 2021	26,000	$35,532	33,407,806	$334	$114,880	$(94,679)	$20,535	$262	$20,797
Net loss	—	—	—	—	—	(21,643)	(21,643)	(3)	(21,646)
Shares issued under share-based compensation plans	—	—	480,453	5	(5)	—	—	—	—
Taxes paid related to the net settlement of shares	—	—	(166,554)	(2)	(698)	—	(700)	—	(700)
Share-based compensation expense	—	—	—	—	1,537	—	1,537	—	1,537
Deemed and imputed dividends on Series A Preferred Stock	—	4,383	—	—	(299)	—	(299)	—	(299)
Series A Preferred Stock dividends	—	—	—	—	(3,661)	—	(3,661)	—	(3,661)
Balance, June 30, 2022	26,000	$39,915	33,721,705	$337	$111,754	$(116,322)	$(4,231)	$259	$(3,972)

	For the Six Months Ended June 30, 2021
	Mezzanine Equity		Permanent Equity
	Preferred Stock (Shares)	Preferred Stock (Amount)	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Retained Losses	Total	Non-Controlling Interest	Total
Balance, December 31, 2020	26,000	$27,423	30,077,018	$300	$108,471	$(88,865)	$19,906	$410	$20,316
Net (loss) income	—	—	—	—	—	(5,453)	(5,453)	74	(5,379)
Distributions	—	—	—	—	—	—	—	(165)	(165)
Share-based compensation expense	—	—	—	—	998	—	998	—	998
Shares issued under share-based compensation plans	—	—	535,417	6	(6)	—	—	—	—
Taxes paid related to the net settlement of shares	—	—	(93,518)	(1)	(511)	—	(512)	—	(512)
Deemed and imputed dividends on Series A Preferred Stock	—	295	—	—	(295)	—	(295)	—	(295)
Series A Preferred Stock dividends	—	3,423	—	—	(4,215)	—	(4,215)	—	(4,215)
Balance, June 30, 2021	26,000	$31,141	30,518,917	$305	$104,442	$(94,318)	$10,429	$319	$10,748

See accompanying notes to condensed consolidated financial statements.

CHARAH SOLUTIONS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(Unaudited)

	For the Three Months Ended June 30, 2022
	Mezzanine Equity		Permanent Equity
	Preferred Stock (Shares)	Preferred Stock (Amount)	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Retained Losses	Total	Non-Controlling Interest	Total
Balance, March 31, 2022	26,000	$37,676	33,408,296	$334	$113,432	$(106,719)	$7,047	$259	$7,306
Net loss	—	—	—	—	—	(9,603)	(9,603)	—	(9,603)
Share-based compensation expense	—	—	—	—	746	—	746	—	746
Shares issued under share-based compensation plans	—	—	479,703	5	(5)	—	—	—	—
Taxes paid related to the net settlement of shares	—	—	(166,294)	(2)	(698)	—	(700)	—	(700)
Deemed and imputed dividends on Series A Preferred Stock	—	2,239	—	—	(150)	—	(150)	—	(150)
Series A Preferred Stock dividends	—	—	—	—	(1,571)	—	(1,571)	—	(1,571)
Balance, June 30, 2022	26,000	$39,915	33,721,705	$337	$111,754	$(116,322)	$(4,231)	$259	$(3,972)

	For the Three Months Ended June 30, 2021
	Mezzanine Equity		Permanent Equity
	Preferred Stock (Shares)	Preferred Stock (Amount)	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Retained Losses	Total	Non-Controlling Interest	Total
Balance, March 31, 2021	26,000	$28,926	30,228,385	$302	$106,552	$(90,152)	$16,702	$485	$17,187
Net loss	—	—	—	—	—	(4,166)	(4,166)	(1)	(4,167)
Distributions	—	—	—	—	—	—	—	(165)
Share-based compensation expense	—	—	—	—	699	—	699	—	699
Shares issued under share-based compensation plans	—	—	383,080	4	(4)	—	—	—	—
Taxes paid related to the net settlement of shares	—	—	(92,548)	(1)	(509)	—	(510)	—	(510)
Deemed and imputed dividends on Series A Preferred Stock	—	2,215	—	—	(148)	—	(148)	—	(148)
Series A Preferred Stock dividends	—	—	—	—	(2,148)	—	(2,148)	—	(2,148)
Balance, June 30, 2021	26,000	$31,141	30,518,917	$305	$104,442	$(94,318)	$10,429	$319	$10,748
See accompanying notes to condensed consolidated financial statements.

CHARAH SOLUTIONS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(21,646)	$(5,379)
Adjustments to reconcile net loss to net cash and restricted cash (used in) provided by operating activities:
Depreciation and amortization	13,390	12,315
Paid-in-kind interest on long-term debt	—	2,448
Impairment expense	—	127
Amortization of debt issuance costs	1,141	331
Deferred income taxes	361	229
Gain on sales-type lease	—	(5,568)
Gains on sales of real estate, property and equipment	(5,982)	(4,140)
Income from equity method investment	—	(191)
Non-cash share-based compensation	1,537	998
Gain on interest rate swap	—	(201)
Gain on ARO settlements	(4,008)	—
Increase (decrease) in cash and restricted cash due to changes in:
Trade accounts receivable	5,640	4,695
Contract assets and liabilities	(8,931)	20,479
Inventory	1,121	(607)
Accounts payable	11,327	1,986
Asset retirement obligation	(19,156)	(3,387)
Other assets and liabilities	(11,675)	(13,893)
Net cash and restricted cash (used in) provided by operating activities	(36,881)	10,242

Cash flows from investing activities:
Net proceeds from the sales of real estate, property and equipment	8,394	4,232
Purchases of property and equipment	(3,148)	(2,829)
Cash and restricted cash received from ERT transactions	38,239	34,900
Payments of working capital adjustment and other items for the sale of subsidiary	—	(7,367)
Distribution received from equity method investment	—	1,015
Net cash and restricted cash provided by investing activities	43,485	29,951

Cash flows from financing activities:
Net proceeds on the line of credit	—	778
Proceeds on asset-based lending credit agreement	2,000	—
Payments on asset-based lending credit agreement	(2,000)	—
Proceeds from long-term debt	1,824	1,009
Principal payments on long-term debt	(5,059)	(11,631)
Payments of debt issuance costs	(178)	—
Principal payments on capital lease obligations	(4,018)	(1,224)
Taxes paid related to net settlement of shares	(700)	(512)
Distributions to non-controlling interest	—	(165)
Net cash and restricted cash used in financing activities	(8,131)	(11,745)
Net (decrease) increase in cash and restricted cash	(1,527)	28,448
Cash and restricted cash, beginning of period	59,174	29,211
Cash and restricted cash, end of period	$57,647	$57,659
See accompanying notes to condensed consolidated financial statements.

Supplemental Disclosures and Non-cash investing and financing transactions
The following table summarizes additional supplemental disclosures and non-cash investing and financing transactions:

	Six Months Ended
	June 30,
	2022	2021
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$7,779	4,049
Cash paid during the period for taxes	98	534

Supplemental disclosures and non-cash investing and financing transactions:
Gross proceeds from lines of credit	$—	$60,590
Gross payments on lines of credit	—	(59,812)
Sale of structural fill asset through a sales-type lease	—	6,000
Proceeds from the sale of equipment in accounts receivable, net	288	1,109
Series A Preferred Stock dividends payable included in accrued expenses	1,571	2,148
Deemed and imputed dividends on Series A Preferred Stock	4,383	295
Equipment acquired through capital leases	13,895	7,137
Property and equipment included in accounts payable and accrued expenses	376	205

As reported within the unaudited condensed consolidated balance sheet:
Cash	$7,071	$18,081
Restricted cash	50,576	39,578
Total cash and restricted cash as presented in the balance sheet	$57,647	$57,659

See accompanying notes to condensed consolidated financial statements.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(Unaudited)

1. Nature of Business and Basis of Presentation
Organization
Charah Solutions, Inc. (together with its wholly-owned subsidiaries, “Charah Solutions,” the “Company,” “we,” “us, or “our”) is a holding company formed in Delaware in January 2018. The Company's majority shareholder is Bernhard Capital Partners Management, LP and its affiliates (collectively, “BCP”). BCP owns approximately 59% of the total voting power of our outstanding shares of common stock and the outstanding Series A Preferred Stock (“Preferred Stock”) on an as-converted basis. BCP owns all of the outstanding shares of Preferred Stock, and it is convertible at BCP's option at any time into shares of common stock.
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
Under the Jumpstart Our Business Startups Act (the “JOBS Act”), the Company meets the definition of an “emerging growth company,” which allows the Company to have an extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. The Company intends to take advantage of the reduced reporting requirements and exemptions, including the longer phase-in periods for adopting new or revised financial accounting standards under Section 107 of the JOBS Act until the Company is no longer an emerging growth company. Among other things, we are not required to provide an auditor attestation report on the assessment of the internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002 and our disclosure obligations regarding executive compensation may be reduced. We may take advantage of these provisions until the last day of our fiscal year following the fifth anniversary of the IPO, or December 31, 2023. However, if certain events occur before the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenue exceeds $1.07 billion, or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company before the end of such five-year period.
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
2. Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), requiring all leases to be recognized on the balance sheet as a right-of-use asset and a lease liability unless the lease is a short-term lease (generally a lease with a term of 12 months or less). At the commencement date of the lease, the Company will recognize: (i) a lease liability for the Company’s obligation to make payments under the lease agreement, measured on a discounted basis; and (ii) a right-of-use asset that represents the Company’s right to use, or control the use of, the specified asset for the lease term. This ASU originally required recognition and measurement of leases at the beginning of the earliest period presented using a modified retrospective transition method. In July 2018, the FASB issued ASU No. 2018-11, which provided an additional (and optional) transition method that permits the application of this ASU at the adoption date with recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In June 2020, the FASB issued ASU No. 2020-05 and delayed the effective date of this ASU, extending the effective date for non-public business entities, and making the ASU effective for the Company for the fiscal year ending December 31, 2022, and interim periods within the fiscal year ending December 31, 2023, with early adoption permitted. The Company has not yet selected a transition method and, while we are still in the process of assessing the impact of this new standard on our consolidated financial position, results of operations and cash flows, we expect the adoption of this standard will have a material impact on our consolidated financial position due to the recognition of the right-of-use asset and lease liability related to operating leases. We had operating leases with remaining rental payments of approximately $24,077 as of June 30, 2022. The discounted minimum remaining rental payments will be the starting point for determining the right-of-use asset and lease liability.
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
3. Asset Acquisitions
The Company closed on two acquisitions during the six months ended June 30, 2022 and one acquisition during the six months ended June 30, 2021 as part of its ERT service offerings.
As each asset group lacked the necessary elements of a business, these transactions were accounted for as asset acquisitions in accordance with ASC 805, Business Combinations, with the assumed liabilities, plus expenses and cash paid by or owed to the seller, comprising the purchase price. Since the fair value of the net assets acquired was different than the purchase price of the assets, the Company allocated the difference pro rata on the basis of relative fair values to reduce land, land improvements and structural fill sites, property and equipment and other assets acquired. For one acquisition, the Company recognized a deferred gain representing the difference between the fair value of the assets acquired and the consideration given (including transaction costs incurred).
The Company has identified asset retirement obligations within the assumed liabilities to be initially measured and valued in accordance with ASC 410, Asset Retirement and Environmental Obligations. We developed our estimates of these obligations using input from our operations personnel. Our estimates are based on our interpretation of current requirements and proposed regulatory changes and are intended to approximate fair value. Absent quoted market prices, the estimate of fair value is based on the best available information, including the results of present value techniques. We use professional engineering judgment and estimated prices based on quotes rates from third parties and amounts paid for similar work to determine the fair value of these obligations. We are required to recognize these obligations at market prices whether we plan to contract with third parties or perform the work ourselves.
Once we determined the estimated closure and post-closure costs for each asset retirement obligation, we inflation-adjusted those costs to the expected time of payment using an estimated inflation rate and discounted those expected future costs back to present value using the credit-adjusted, risk-free rate effective at the time the obligation was incurred, consistent with the expected cash flow approach. Any changes in expectations that result in an upward revision to the estimated cash flows are treated as a new liability and discounted at the current rate, while downward revisions are discounted at the historical weighted average rate of the recorded obligation. The credit-adjusted, risk-free discount rate used to calculate the present value of an obligation is specific to each specific asset retirement obligation. Gains on ARO settlements result from the requirement to record costs plus an estimate of third-party profit in determining the ARO. When we perform the work using internal resources and reduce the ARO for work performed, we recognize a gain if actual costs are less than the estimated costs plus the third-party profit.
Because these obligations are measured at estimated fair value using present value techniques, changes in the estimated cost or timing of future closure, demolition, and post-closure activities could result in a material change in these liabilities, related assets, and results of operations. We assess the appropriateness of the estimates used to develop our recorded balances annually or more often if conditions warrant. Changes in timing or extent of future final closure and post-closure activities typically result in a current adjustment to the recorded liability and land, land improvements and structural fill sites asset.
Avon Lake Asset Acquisition
On April 4, 2022, the Company, through its wholly-owned special purpose vehicle subsidiary Avon Lake Environmental Redevelopment Group, LLC (“ALERG”), completed the full acquisition of the Avon Lake Generating Station and adjacent property (the "Avon Lake Property") from GenOn Power Midwest, LP, (“GenOn”) and has begun environmental remediation and sustainable redevelopment of the property.
As part of this agreement, the Company acquired the Avon Lake Property, which is a 40-acre area located on Lake Erie that consists of multiple parcels of land adjacent to the retired generating plant, including the generating station, which ceased electric generation in March 2022, submerged lands lease in Lake Erie, substation/switch gear and transformers, administrative offices and structures, coal rail and storage yard parcels. ALERG assumed all liabilities related to the Avon Lake Property and will be responsible for the shutdown and decommissioning of the coal power plant and performing all environmental remediation and redevelopment work at the site. The decommissioning of the coal power plant and redevelopment of the property are expected to be completed within 36 months from the date of acquisition.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
The assets acquired and liabilities assumed as recognized within the Company's condensed consolidated balance sheet upon closing on the APA consisted of the following:

Consideration and direct transaction costs:
Asset retirement obligations	$(34,300)
Direct transaction costs	(1,345)
Total consideration and transaction costs incurred	$(35,645)

Assets Acquired:
Restricted Cash	$2,900
Land, land improvements and structural fill sites	32,109
Plant, machinery and equipment	623
Vehicles	13
Total allocated value of assets acquired	$35,645
A summary of the other assumptions included in the fair value measurement of the asset retirement obligations to be recognized upon closing of the APA consisted of the following:

Other Assumptions:
Inflation rate	2.50%
Weighted average rate applicable to our long-term asset retirement obligations	7.35%
As part of the acquisition, the Company acquired certain plant, machinery and equipment and vehicles for which management committed to a plan to sell. Property and equipment of $415 that was initially classified as held for sale were sold to third parties as of June 30, 2022. The Company received proceeds of $844 and recorded a gain of $429 within gains on sales of real estate, property and equipment, net, in the Company's condensed consolidated statements of operations. The proceeds were recorded in cash flows from investing activities in the Company's condensed consolidated statements of cash flows. The amount of land, land improvements and structural fill sites acquired includes fair value estimates for real estate and scrap to be sold from the demolition of the coal power plant.
Restricted cash is exclusively used to fund initial costs related to the acquisition and the remaining balance will be used to fund a portion of the asset retirement obligations. Restricted cash is held and will be disbursed by an escrow agent. Funds will be released to the Company as asset retirement obligation costs are incurred and performance of remediation activities are certified by an authorized representative of GenOn.
Cheswick Generating Station Asset Acquisition
On April 6, 2022, the Company, through its wholly-owned special purpose vehicle subsidiaries, Cheswick Plant Environmental Redevelopment Group, LLC, Cheswick Lefever, LLC and Harwick Operating Company, LLC (collectively, “CPERG”), completed the full acquisition of the Cheswick Generating Station, the Lefever Ash Landfill and the Monarch Wastewater Treatment Facility (the "Cheswick Property") from GenOn and will begin environmental remediation and sustainable redevelopment of the Pennsylvania properties immediately. The Cheswick Generating Station ceased electrical generation operations on March 31, 2022.
As part of this agreement, the Company, through CPERG, has acquired properties consisting of:
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
▪The Lefever Ash Landfill in Cheswick, PA. The 182-acre site, including the 50-acre landfill facility, provided disposal of coal combustion residuals (CCR) and residual waste from the Cheswick Generating Station. CPERG will be responsible for the closure design, remediation closure work and post-closure monitoring of the landfill.
▪The Monarch Wastewater Treatment Facility in Allegheny County, PA. CPERG will be responsible for management and compliance with all applicable environmental regulations.
In the process of accounting for this transaction, the basis of the land, property and equipment acquired was reduced to zero, resulting in an excess of financial assets over and above the purchase price. The Company recognized a deferred gain of $4,476, representing the difference between the fair value of the assets acquired and the consideration given (including transaction costs incurred). This deferred gain will be recognized ratably over the entire project as remediation costs are incurred in proportion to total estimated remediation costs. The decommissioning of the coal power plant and redevelopment of these properties are expected to be completed within 42 months from the date

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
of acquisition, and the post-closure monitoring associated with the Lefever Ash Landfill and Monarch Wastewater Treatment Facility will occur for 30 years after the closure of the sites.
The assets acquired and liabilities assumed as recognized within the Company's condensed consolidated balance sheet upon closing on the APA consisted of the following:

Consideration and direct transaction costs:
Asset retirement obligations	$(30,179)
Direct transaction costs and accrued expenses	(684)
Total consideration and transaction costs incurred	$(30,863)

Assets Acquired:
Cash	$5,577
Restricted cash	29,762
Total allocated value of assets acquired	$35,339

Excess of fair value of assets acquired over total consideration – deferred gain	$(4,476)
A summary of the other assumptions included in the fair value measurement of the asset retirement obligations to be recognized upon closing of the APA consisted of the following:

Other Assumptions:
Inflation rate	2.50%
Weighted average rate applicable to our long-term asset retirement obligations	7.45%
Restricted cash is exclusively used to fund initial costs related to the acquisition and the remaining balance will be used to fund a portion of the asset retirement obligations. Restricted cash is held and will be disbursed by an escrow agent. Funds will be released to the Company as certain project milestones are met and performance of remediation activities are certified by an authorized representative of GenOn.
Gibbons Creek Asset Acquisition
In February 2021, the Company, through its wholly-owned special purpose vehicle subsidiary Gibbons Creek Environmental Redevelopment Group (“GCERG”), closed on an Asset Purchase Agreement (the “APA” or the “Agreement”) with Texas Municipal Power Agency to acquire, remediate and redevelop the Gibbons Creek Steam Electric Station and Reservoir (the “Gibbons Creek Transaction”). As part of this Agreement, GCERG took ownership of the 6,166 acre area (collectively, the “Purchased Assets”), which includes the closed power station and adjacent property, the 3,500 acre reservoir, dam and floodway. GCERG assumed all environmental responsibilities and became responsible for decommissioning the coal power plant and performing all environmental remediation work for the site landfills and ash ponds. At closing of the APA, GCERG became liable for and expressly fully assumed any and all environmental liabilities and environmental compliance, as well as, without limitation, any remediation, investigation, management, mitigation, closure, maintenance, reporting, removal, disposal of and any other actions with respect to any hazardous substances at, on, in, under, or emanating from the Purchased Assets.
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
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
The assets acquired and liabilities assumed as recognized within the Company's condensed consolidated balance sheet upon closing on the APA consisted of the following:

Consideration and direct transaction costs:
Asset retirement obligations	$(50,590)
Bond and insurance accrued expenses, net	(2,229)
Direct transaction costs	(2,336)
Total consideration and transaction costs incurred	$(55,155)

Assets Acquired:
Cash	$6,354
Restricted cash	28,546
Water rights	5,196
Land, land improvements and structural fill sites	14,385
Plant, machinery and equipment	610
Vehicles	64
Total allocated value of assets acquired	$55,155
A summary of the other assumptions included in the fair value measurement of the asset retirement obligations to be recognized upon closing of the APA consisted of the following:

Other Assumptions:
Inflation rate	3.00%
Weighted average rate applicable to our long-term asset retirement obligations	4.50%
Demolition costs will be capitalized as part of land, land improvements and structural fill sites as incurred as part of preparing the site for sale since, at the acquisition date, (i) we planned to demolish the existing structure as part of the redevelopment plan for the acquired property, (ii) demolition is expected to occur within a reasonable period of time after acquisition, and (iii) such expected costs will be incurred to make the land saleable to a third party.
As part of the acquisition, the Company acquired certain plant, machinery and equipment and vehicles for which management committed to a plan to sell. Property and equipment of $193 that was initially classified as held for sale was subsequently sold to third parties.
To date, the Company has completed the sale of nearly 80% of the real property acreage acquired through the Gibbons Creek Transaction. The sale of property included 4,860 acres of the 6,166-acre area, the 3,500-acre reservoir, dam and spillway. There were no sales of real property acreage for the three and six months ended June 30, 2022 and 2021, respectively.
4. Revenue
We disaggregate our revenue from customers by customer arrangement as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Construction contracts	$36,096	$31,713	$66,936	$51,652
Byproduct services	27,405	23,392	51,423	49,865
Raw material sales	13,609	8,413	24,802	14,108
Total revenue	$77,110	$63,518	$143,161	$115,625
As of June 30, 2022, the Company had remaining performance obligations with an aggregate transaction price of $432,332 on construction contracts for which we recognize revenue over time. We expect to recognize approximately 18% of our remaining performance obligations as revenue during the remainder of 2022, 11% in 2023, 8% in 2024, and 62% thereafter. Revenue associated with our remaining performance obligations includes performance obligations related to our construction contracts. The balance of remaining performance obligations does not include variable consideration that was determined to be constrained as of June 30, 2022. As of June 30, 2022, there were $1,579 of unapproved change orders associated with project scope changes included in determining the profit or loss on certain construction contracts, of which $0 were approved subsequent to quarter-end.
The Company did not have any foreign revenue for the three and six months ended June 30, 2022 and 2021.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
5. Balance Sheet Items
Real estate, property and equipment, net
The following table shows the components of real estate, property and equipment, net:

	June 30, 2022	December 31, 2021
Plant, machinery and equipment	$61,963	$63,937
Structural fill site improvements	55,760	55,760
Vehicles	12,028	11,718
Office equipment	600	600
Buildings and leasehold improvements	267	267
Land, land improvements and structural fill sites	43,994	12,231
Capital lease assets	45,068	31,172
Construction in progress	616	1,522
Total real estate, property and equipment	$220,296	$177,207
Less: accumulated depreciation	(114,099)	(106,734)
Real estate, property and equipment, net	$106,197	$70,473
Land, land improvements and structural fill sites include $5,677 of real property acquired in the Gibbons Creek Transaction that the Company is actively demolishing and for which depreciation expense is not being recorded. During the three and six months ended June 30, 2022, the Company capitalized $768 and $1,610, respectively, of demolition costs and sold scrap with a cost basis of $966 and $1,956, respectively. During the three and six months ended June 30, 2021, the Company capitalized $882 and $1,030, respectively, of demolition costs and sold scrap with a cost basis of $339.
Depreciation expense was $4,846 and $4,195 for the three months ended June 30, 2022 and 2021, respectively, and $9,443 and $8,368 for the six months ended June 30, 2022.
Capital leases
The following table shows the components of capital lease assets, net:

	June 30, 2022	December 31, 2021
Capital lease assets	$45,068	$31,172
Less: accumulated depreciation	(7,800)	(3,606)
Capital lease assets, net	$37,268	$27,566
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
At the amendment date of the lease, a discount rate of 3.9% implicit in the sales-type lease was used to calculate the present value of the minimum lease payments, which the Company recorded as a lease receivable. The Company recognized a gain of $5,568 within operating income in the accompanying unaudited condensed consolidated statements of operations for the six months ended June 30, 2021.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
The following table reflects the classification of the lease receivable within our accompanying unaudited condensed consolidated balance sheet:

	June 30, 2022	December 31, 2021
Lease receivable	$5,905	$5,937
Less: current portion in prepaid expenses and other current assets	(66)	(65)
Non-current portion in other assets	$5,839	$5,872
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
The following table reflects the classification of the note receivable within our unaudited condensed consolidated balance sheet:

	June 30, 2022	December 31, 2021
Note receivable	$1,102	$1,352
Less: current portion in prepaid expenses and other current assets	(500)	(500)
Non-current portion in other assets	$602	$852
Accrued liabilities
The following table shows the components of accrued liabilities:

	June 30, 2022	December 31, 2021
Accrued expenses	$21,418	$25,074
Accrued interest	2,250	2,008
Accrued preferred stock dividends	1,571	1,994
Accrued payroll and bonuses	2,981	7,798
Accrued liabilities	$28,220	$36,874
6. Asset Retirement Obligations
As of June 30, 2022, the Company owns two structural fill sites with continuing maintenance and monitoring requirements after their closure, one wastewater treatment facility with continuing maintenance and monitoring requirements, and eight tracts of real property with decommissioning, remediation and monitoring requirements. As of June 30, 2022 and December 31, 2021, the Company has accrued $83,729 and $42,413, respectively, for the asset retirement obligations (“ARO”).
The following table reflects the activity for our asset retirement obligations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance, beginning of period	$33,969	$54,112	$42,413	$5,159
Liabilities incurred	64,479	—	64,479	50,590
Liabilities settled	(13,489)	(2,305)	(19,883)	(4,175)
Accretion	327	554	728	787
Gain on ARO settlement	(1,557)	—	(4,008)	—
Balance, end of period	83,729	52,361	83,729	52,361
Less: current portion	(47,542)	(21,395)	(47,542)	(21,395)
Non-current portion	$36,187	$30,966	$36,187	$30,966

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
7. Related Party Transactions
ATC Group Services LLC (“ATC”), an entity owned by BCP, our majority stockholder, provided environmental consulting and engineering services at certain service sites. Expenses to ATC were $7 and $25 for the three months ended June 30, 2022 and 2021, respectively, and $25 and $79 for the six months ended June 30, 2022 and 2021. The Company had no receivables outstanding from ATC at June 30, 2022 and December 31, 2021. The Company had payables and accrued expenses, net of credit memos, due to ATC of $4 and $4 at June 30, 2022 and December 31, 2021, respectively.
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
As further discussed in Note 9, Long-term Debt, on August 15, 2022, the Company, through its GCERG subsidiary, entered into a term loan agreement (the “Term Loan Agreement”) with BCP that provides for a delayed-draw term loan in an aggregate principal amount of $20.0 million.
8. Goodwill and Intangible Assets
Goodwill and indefinite-lived intangible assets are not amortized but instead are tested for impairment annually or more often if events or changes in circumstances indicate that the fair value of the asset may have decreased below its carrying value. We perform our impairment test effective October 1st of each year and evaluate for impairment indicators between annual impairment tests, of which there were none. There was no goodwill activity during the six months ended June 30, 2022.
Indefinite-Lived and Definite-Lived Intangible Assets
Our intangible assets, net include a trade name that is considered to have an indefinite life and customer relationships that are considered to have a definite life. Our customer relationships are amortized on a straight-line basis over their estimated useful lives of 10 years. The amortization expense of our definite-lived intangible assets was $1,973 for the three months ended June 30, 2022 and 2021 and $3,947 for the six months ended June 30, 2022 and 2021.
The Company’s intangible assets consist of the following:

	June 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangibles
Customer relationships	$78,942	$(42,674)	$36,268	$78,942	$(38,727)	$40,215

Indefinite-lived intangibles
Charah trade name			13,316			13,316

Total			$49,584			$53,531
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
A covenant testing period (“Covenant Testing Period”) is a period in which excess availability (which is defined in the Credit Agreement as the sum of availability and an amount up to $1,000) is less than the greater of (a) 12.5% of the lesser of the aggregate revolving commitments and the borrowing base, (b) the lesser of $7,500 and the PP&E Component as defined in the Credit Agreement, and (c) $3,500, for three consecutive business days. During a Covenant Testing Period, the Credit Agreement requires the Company to maintain a fixed charge coverage ratio as defined in the Credit Agreement, determined for any period of twelve (12) consecutive months ending on the last day of each fiscal quarter, of at least 1.00 to 1.00.
As of June 30, 2022, the Company has no outstanding draw on the Credit Agreement. Outstanding letters of credit were $12,487 and $19,027 as of June 30, 2022 and December 31, 2021. As of June 30, 2022, all outstanding letters of credit were issued with JPMorgan.
On August 15, 2022, the Company entered into Amendment No. 1 to the Credit Agreement (the “Credit Agreement Amendment”) with JPMorgan Chase Bank, N.A., as administrative agent, the lenders party thereto and certain subsidiary guarantors named therein. The Credit Agreement Amendment, among other things, permitted the Company (and certain of its subsidiaries) to execute the Term Loan Agreement and guarantee the Term Loan Agreement borrower’s obligations under the Term Loan Agreement. Additionally, the Credit

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
Agreement Amendment permits the Company to include certain gains on ARO settlements and cash received for deferred gains from ERT projects in the calculation of the Company’s fixed charge coverage ratio under the Credit Agreement's financial covenant. As of June 30, 2022, after taking into account the terms of the Credit Agreement Amendment, the Company would have met the financial covenant had it been in effect.
As of August 19, 2022, based on the undrawn letters of credit utilization of $10,687, borrowings of $9,500 under the Credit Agreement and applicable financial covenant requirements, springing covenants would become applicable if the Company were to borrow additional amounts in excess of approximately $1,834 under the Credit Agreement.
As a result of entering into the Credit Agreement, $1,443 of third-party fees were capitalized as debt issuance costs that will be amortized through interest expense, net in the unaudited condensed consolidated Statements of Operations using the effective interest method through the maturity date of the Credit Agreement. Unamortized debt issuance costs as of June 30, 2022 and December 31, 2021 were $1,232 and $1,338, respectively.
Term Loan Agreement
On August 15, 2022, the Company, through its GCERG subsidiary (the “Term Loan Borrower”), entered into a term loan agreement (the “Term Loan Agreement”) with Charah Preferred Stock Aggregator, LP, an affiliate of Bernhard Capital Partners Management, LP (“BCP”). As a result of unexpected operating losses, an increase in contract assets and accelerated cash outflows for remediation activities on an ERT project that led to a decrease in cash during the six months ended June 30, 2022, the Company sought additional financing options to fund ongoing operations and project level investment. The Term Loan Agreement was executed to provide additional liquidity for the Company and accelerate the timing of the Company's cash flows for anticipated sales of the GCERG real estate parcels. The Term Loan Agreement provides for a delayed-draw term loan in an aggregate principal amount of $20,000. Borrowings can be requested at any date before October 24, 2022. The Term Loan Agreement is scheduled to mature on the earlier of the sale of the remaining GCERG real estate parcels or April 15, 2024. Borrowings under the Term Loan Agreement accrue interest at a percentage per annum equal to 12.0%, with interest payments due on the first business day of each calendar quarter following the effective date of the Term Loan Agreement and on the maturity date. The Term Loan Borrower agreed to pay a commitment fee equal to $1,000 that is payable on the earliest of (i) April 15, 2024, (ii) the date on which the loans are redeemed in full and all commitments are terminated and (iii) the date on which all commitments are terminated in full. The Term Loan Agreement is secured by a lien on, and security interest in, substantially all of the Term Loan Borrower’s assets, including real property, and is guaranteed on an unsecured basis by the Company and Charah, LLC. Voluntary prepayments are permitted at any time, without premium or penalty.
The Term Loan Agreement contains certain customary representations and warranties and affirmative and negative covenants. The negative covenants include, subject to customary exceptions, limitations on indebtedness, investments and acquisitions, mergers and consolidations, restricted payments, transactions with affiliates, liens and dispositions. The Term Loan Agreement allows the Term Loan Borrower to make distributions to its equity holders with the proceeds of the loans made thereunder. The Term Loan Agreement contains customary events of default. If an event of default occurs and is continuing, the lenders may declare all loans to be immediately due and payable.
As of August 19, 2022, the Term Loan Borrower had made no borrowings under the Term Loan Agreement.
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

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
10. Notes Payable
The following table summarizes the major components of debt at each balance sheet date and provides maturities and interest rate ranges for each major category as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Various equipment notes entered into in November 2017, payable in monthly installments ranging from $6 to $24, including interest at 5.2%, maturing in December 2022 through December 2023. The notes are secured by equipment with a net book value of $385 as of June 30, 2022.	$1,126	$1,748
Various equipment notes entered into in 2018, payable in monthly installments ranging from $1 to $39, including interest ranging from 5.6% to 6.8%, maturing in March 2023 through May 2025. The notes are secured by equipment with a net book value of $4,427 as of June 30, 2022.	4,901	5,952
Various equipment notes entered into in 2019, payable in monthly installments ranging from $2 to $23, including interest ranging from 3.9% to 6.4%, maturing in April 2024 through December 2024. The notes are secured by equipment with a net book value of $1,813 as of June 30, 2022.	2,196	2,633
Various equipment notes entered into in 2020, payable in monthly installments ranging from $9 to $10, including interest of 5.4%, maturing in August 2025. The notes are secured by equipment with a net book value of $1,528 as of June 30, 2022.	1,423	1,624
Various equipment notes entered into in 2021, payable in monthly installments ranging from $3 to $9, including interest ranging from 4.0% to 6.5%, maturing in February 2026 through August 2026. The notes are secured by equipment with a net book value of $1,867 as of June 30, 2022.	1,675	1,861
Various commercial insurance premium financing agreements entered into in 2021, payable in monthly installments ranging from $24 to $117, including interest ranging from 3.0% to 3.9%, maturing in October 2021 through April 2022.	—	467
A commercial insurance premium financing agreement entered into in 2022, payable in monthly installments of $143, including interest of 4.2%, maturing in November 2022.	1,045	—
A $10,000 equipment line with a bank, entered into in December 2017, secured by all equipment purchased with the proceeds of the loan. Interest is calculated on any outstanding amounts using a fixed rate of 4.5%. The equipment line converted to a term loan in September 2018 with a maturity date of June 22, 2023. The term loan is secured by equipment with a net book value of $1,486 as of June 30, 2022.	2,071	3,387
Senior Unsecured Notes, issued August 2021 (see Note 9). The Notes are senior unsecured obligations of the Company, bearing stated interest at 8.5%, and rank equal in right of payment with the Company’s existing and future senior unsecured indebtedness.	135,000	135,000
Total	149,437	152,672
Less debt issuance costs, net	(10,485)	(11,444)
	138,952	141,228
Less current maturities	(8,010)	(7,567)
Notes payable due after one year	$130,942	$133,661
11. Mezzanine Equity
In March 2020, the Company entered into an agreement with an investment fund affiliated with BCP to sell 26 (twenty-six thousand) shares of Series A Preferred Stock, par value $0.01 per share (the “Preferred Stock”), with an initial aggregate liquidation preference of $26,000, net of a 3% Original Issue Discount (“OID”) of $780 for net proceeds of $25,220 in a private placement (the “Preferred Stock Offering”). Proceeds from the Preferred Stock Offering were used for liquidity and general corporate purposes. In connection with the issuance of the Preferred Stock, the Company incurred direct expenses of $966, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. The Preferred Stock was initially recorded net of OID and direct expenses, which will be accreted through paid-in-capital as a deemed dividend from the date of issuance through the first possible known redemption date, March 16, 2023. As of June 30, 2022 and December 31, 2021, the Company had accrued dividends of $1,098 and $1,030, respectively, associated with the Preferred Stock, which was recorded at a fair value of $1,571 and $1,994, respectively, using observable information for similar items and is classified as a level 2 fair value measurement.

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
The holders of the Preferred Stock are entitled to a cumulative dividend paid in cash at the rate of 10.0% per annum, payable on a quarterly basis. If we do not declare and pay a dividend to the holders of the Preferred Stock, the dividend rate will increase to 13.0% per annum, and the dividends are paid-in-kind by adding such amount to the liquidation preference. The Company’s intention is to pay dividends in-kind for the foreseeable future. The dividend rate will increase to 16.0% per annum upon the occurrence and during the continuance of an event of default. As of June 30, 2022, the liquidation preference of the Preferred Stock was $34,873.
Conversion Features The Preferred Stock is convertible at the option of the holders at any time into shares of common stock at a conversion price of $2.77 per share (the “Conversion Price”), which represents a 30% premium to the 20-day volume-weighted average price ended March 4, 2020. As of June 30, 2022, the maximum number of common shares that could be required to be issued if converted is 12,589 (twelve million five hundred eighty-nine thousand). The conversion rate is subject to the following customary anti-dilution and other adjustments:
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
Our contract assets are as follows:

	June 30, 2022	December 31, 2021
Costs and estimated earnings in excess of billings	$23,984	$17,163
Retainage	10,016	9,681
Total contract assets	$34,000	$26,844
Our contract liabilities are as follows:

	June 30, 2022	December 31, 2021
Billings in excess of costs and estimated earnings	$3,941	$5,716
Deferred revenue	1,761	483
Total contract liabilities	$5,702	$6,199
We recognized revenue of $57 and $5,829 for the three and six months ended June 30, 2022 that was previously included in contract liabilities at December 31, 2021.
The Company's net position on uncompleted contracts is as follows:

	June 30, 2022	December 31, 2021
Costs incurred on uncompleted contracts	$269,613	$227,195
Estimated earnings	19,518	22,331
Total costs and estimated earnings	289,131	249,526
Less billings to date	(269,088)	(238,079)
Net balance in process	$20,043	$11,447
The net balance in process classified on the accompanying unaudited condensed consolidated balance sheets is as follows:

	June 30, 2022	December 31, 2021
Costs and estimated earnings in excess of billings	$23,984	$17,163
Billings in excess of costs and estimated earnings	(3,941)	(5,716)
Net balance in process	$20,043	$11,447
Anticipated losses on long-term contracts are recognized when such losses become evident. As of June 30, 2022 and December 31, 2021, accruals for anticipated losses on long-term contracts were $7 and $159, respectively.

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
A summary of the Company’s non-vested share activity for the six months ended June 30, 2022 is as follows:

	Restricted Stock		Performance Stock		Total
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2021	885	$4.62	648	$4.24	1,533	$4.46
Granted	729	4.10	313	2.97	1,042	3.76
Forfeited	(7)	3.21	(231)	6.14	(238)	6.05
Vested	(480)	4.73	—	—	(480)	4.73
Balance as of June 30, 2022	1,127	$4.24	730	$3.11	1,857	$3.79

	Restricted Stock		Performance Stock		Total
	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2021	0.88	$4,072	1.26	$2,979	1.04	$7,051

Balance as of June 30, 2022	1.40	$4,215	1.93	$2,730	1.61	$6,945
Stock-based compensation expense related to the restricted stock issued was $577 and $501 during the three months ended June 30, 2022 and 2021, respectively and $1,148 and $758 for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, total unrecognized stock-based compensation expense related to non-vested awards of restricted stock, net of estimated forfeitures, was $3,496, and is expected to be recognized over a weighted-average period of 1.54 years. The total fair value of awards vested for the three and six months ended June 30, 2022 was $2,015 and $2,018, respectively.
Stock-based compensation expense related to the performance stock issued was $169 and $198 during the three months ended June 30, 2022 and 2021, respectively and $389 and $240 for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, total unrecognized stock-based compensation expense related to non-vested awards of performance stock, net of estimated forfeitures, was $1,369, and is expected to be recognized over a weighted-average period of 2.24 years.
14. Commitments and Contingencies
From time to time, we are party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. For all such lawsuits, claims and proceedings, we record reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. Although it is difficult to predict the ultimate outcome of these lawsuits, claims and proceedings, we do not believe that the ultimate disposition of any of these matters, individually or in the aggregate, would have a material adverse effect on our results of operations, financial position or cash flows. We maintain liability insurance for certain risks that is subject to certain self-insurance limits.
We believe amounts previously recorded are sufficient to cover any liabilities arising from the proceedings with all outstanding legal claims. Except as reflected in such accruals, we are currently unable to estimate a range of reasonably possible loss or a range of reasonably possible loss in excess of the amount accrued for outstanding legal matters.
15. Income Taxes
The Company had income tax expense of $341 and $72 for the three months ended June 30, 2022 and 2021, respectively, and $419 and $229 for the six months ended June 30, 2022 and 2021, respectively, due to current state income tax expense and adjustments to the valuation allowance on deferred tax assets.
The effective income tax rate for the three months ended June 30, 2022 was 23.0% without regard to the impact of the valuation allowance and includes the effect of state income taxes and nondeductible items. The Company’s income is subject to a federal statutory rate of 21.0% and an estimated state statutory rate of 4.2% before considering the valuation allowance.
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
At June 30, 2022, deferred tax liabilities, net of deferred tax assets, was $1,309. A valuation allowance has been recorded for the deferred tax assets as the Company has determined that it is not more likely than not that the tax benefits related to all the deferred tax assets will be realized. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance on its deferred tax assets.
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
Basic and diluted loss per share is determined using the following information:

	Three months ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to Charah Solutions, Inc.	$(9,603)	$(4,166)	$(21,643)	$(5,453)
Deemed and imputed dividends on Series A Preferred Stock	(150)	(148)	(299)	(295)
Series A Preferred Stock dividends	(1,571)	(2,148)	(3,661)	(4,215)
Net loss attributable to common stockholders	$(11,324)	$(6,462)	$(25,603)	$(9,963)

Denominator:
Weighted average shares outstanding	33,642	30,450	33,526	30,282
Dilutive share-based awards	—	—	—	—
Total weighted average shares outstanding, including dilutive shares	33,642	30,450	33,526	30,282

Net loss attributable to common stockholders per common share
Basic	$(0.34)	$(0.21)	$(0.76)	$(0.33)
Diluted	$(0.34)	$(0.21)	$(0.76)	$(0.33)
The holders of the Preferred Stock have non-forfeitable rights to common stock dividends or common stock dividend equivalents. Accordingly, the Preferred Stock qualifies as participating securities.
As a result of the net loss per share for the three and six months ended June 30, 2022 and 2021, the inclusion of all potentially dilutive shares would be anti-dilutive. Therefore, dilutive shares of 14,159 and 12,018 were excluded from the computation of the weighted-average shares for diluted net loss per share for the three months ended June 30, 2022 and 2021, respectively and dilutive shares of 13,640 and 11,903 were excluded from the computation of the weighted-average shares for diluted net loss per share for the six months ended June 30, 2022 and 2021, respectively.
A summary of securities excluded from the computation of diluted earnings per share is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Diluted earnings per share:
Anti-dilutive restricted and performance stock units	1,962	1,285	1,633	1,338
Anti-dilutive Series A Preferred Stock convertible into common stock	12,197	10,733	12,007	10,565
Potentially dilutive securities, excluded as anti-dilutive	14,159	12,018	13,640	11,903

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
COVID-19 Update
The pandemic caused by a novel coronavirus (“COVID-19”) has impacted many aspects of our operations, directly and indirectly, including our employees, the services we provide at our customers’ power generation facilities, our suppliers and the overall market. We, along with our utility partners, have implemented the precautionary health and safety measures recommended by the Centers for Disease Control and Prevention (the “CDC”) in response to the COVID-19 pandemic and we follow current CDC guidelines and recommendations. Understanding that the COVID-19 challenge is evolving, we continue to monitor the situation and update our proactive measures in coordination with our customers based on new information and feedback. We continue to work closely with our utility partners and concrete producer customers to meet their needs and monitor any potential slowdowns of byproduct recycling and marketing services if there is decreased demand for construction materials.
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
Power Generation Industry Spend on Environmental Liability Management and Regulatory Requirements
The power generation industry has increased annual spending on environmental liability management. We believe this results from regulatory requirements, consumer pressure and the industry’s increasing focus on environmental stewardship. Continued increases in spending on environmental liability management by our customers should result in increased demand for services across our platform.
Many power generation entities are experiencing an increased need to retire and decommission older or less economically viable generating assets while minimizing costs, maximizing the value of the assets and improving the environment. Our ERT services allow these partners to remove the environmental risk and insurance obligations and place control and oversight with a company specializing in these complex remediation and reclamation projects. We believe our broad set of service capabilities, track record of quality service and safety, exacting environmental standards, and a dependable and experienced labor force is a significant competitive advantage. Our work, mission and culture are directly aligned with meeting environmental, sustainability, and governance (“ESG”) standards and providing innovative services to solve our coal fired plant energy providers’ most complex environmental challenges.
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

Results of Operations
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

	Three Months Ended
	June 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Revenue	$77,110	$63,518	$13,592	21.4%
Cost of sales	(74,436)	(56,598)	(17,838)	31.5%
Gross profit	2,674	6,920	(4,246)	(61.4)%
General and administrative expenses	(9,238)	(9,379)	141	(1.5)%
Gains on sales of real estate, property and equipment, net	2,798	2,696	102	3.8%
Gain on ARO settlement	1,557	—	1,557	100.0%
Other operating expenses from ERT services	(2,586)	(1,007)	(1,579)	156.8%
Operating income	(4,795)	(770)	(4,025)	(522.7)%
Interest expense, net	(4,467)	(3,314)	(1,153)	(34.8)%
Loss from equity method investment	—	(11)	11	(100.0)%
Loss before income taxes	(9,262)	(4,095)	(5,167)	126.2%
Income tax expense	341	72	269	373.6%
Net loss	(9,603)	(4,167)	(5,436)	(130.5)%
Less loss attributable to non-controlling interest	—	(1)	1	100.0%
Net loss attributable to Charah Solutions, Inc.	$(9,603)	$(4,166)	(5,437)	(130.5)%
Revenue. Revenue increased $13.6 million, or 21.4%, to $77.1 million for the three months ended June 30, 2022 as compared to $63.5 million for the three months ended June 30, 2021, primarily driven by increases in raw material sales of $5.2 million resulting from an increase in shipments, byproduct services revenue of $4.0 million resulting from the net commencement of new project work and increased ash production and remediation and compliance services revenue of $4.4 million from the net commencements of new project work and a full quarter impact of certain projects that began during the three months ended June 30, 2021.
Gross Profit. Gross profit decreased $4.2 million, or 61.4%, to $2.7 million for the three months ended June 30, 2022 as compared to $6.9 million for the three months ended June 30, 2021. As a percentage of revenue, gross profit was 3.5% and 10.9% for the three months ended June 30, 2022 and 2021, respectively. The decrease in gross profit and gross profit margin was directly affected by several factors, most notably supply chain and logistics issues, which impacted the expected ramp of two long-term beneficial use projects, and increased costs associated with the completion and demobilization of three construction projects during the quarter, resulting in cost overruns. The construction projects were originally scheduled for completion in the Fall of 2021. The Company has now demobilized at the largest of these projects and expects to complete the remaining two projects during the third quarter. Delays in receiving material and obtaining necessary rail and trucking resources resulted in a delay to the start of one large beneficial use project and have pushed the expected ramp of the second. The Company continues to work closely with its customers on contract adjustments and billing milestones to provide recovery of certain costs incurred to date as well as improved contract profitability and cash flow related to the start-up and logistical challenges experienced on our long-term beneficial use projects.
General and Administrative Expenses. General and administrative expenses decreased $0.1 million, or 1.5%, to $9.2 million for the three months ended June 30, 2022 as compared to $9.4 million for the three months ended June 30, 2021, primarily attributable to the continued emphasis on corporate expense management through cost containment across corporate departments and delays in positions being backfilled.
Gains on Sales of Real Estate, Property and Equipment, Net. Gains on sales of real estate, property and equipment, net increased $0.1 million, or 3.8%, to $2.8 million for the three months ended June 30, 2022 as compared to $2.7 million for the three months ended June 30, 2021, primarily due to increased scrap sales from the demolition of the Gibbons Creek power plant.
Gain on ARO settlement. Gain on ARO settlement increased $1.6 million for the three months ended June 30, 2022 due to differences between the estimated costs used in the measurement of the fair value of the Company's AROs and the actual costs incurred for specific remediation tasks recognized on a proportionate basis.
Other Operating Expenses from ERT Services. Other operating expenses from ERT services increased $1.6 million, or 156.8%, to $2.6 million for the three months ended June 30, 2022 as compared to $1.0 million for the three months ended June 30, 2021, primarily driven by increased project management-related expenses recognized for achievement of certain projects-related milestones and profitability levels on the Gibbons Creek ERT project in 2022.
Interest Expense, Net. Interest expense, net increased $1.2 million, or 34.8%, to $4.5 million for the three months ended June 30, 2022 as compared to $3.3 million for the three months ended June 30, 2021, primarily due to a higher weighted-average cost of capital associated with equipment financing and an increase in amortization of debt issuance costs.

Income Tax Expense. Income tax expense increased $0.3 million, or 373.6%, for the three months ended June 30, 2022 to $0.3 million as compared to $0.1 million for the three months ended June 30, 2021, primarily due to limitations of the utilization of deferred tax assets against the reversal of deferred tax liabilities.
Net Loss. Net loss increased $5.4 million, or 130.5%, to $9.6 million for the three months ended June 30, 2022 as compared to $4.2 million for the three months ended June 30, 2021.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

	Six Months Ended
	June 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Revenue	$143,161	$115,625	$27,536	23.8%
Cost of sales	(144,254)	(103,120)	(41,134)	39.9%
Gross profit	(1,093)	12,505	(13,598)	(108.7)%
General and administrative expenses	(18,190)	(18,811)	621	(3.3)%
Gain on sales-type lease	—	5,568	(5,568)	(100.0)%
Gains on sales of real estate, property and equipment, net	6,341	3,243	3,098	95.5%
Gain on ARO settlement	4,008	—	4,008	100.0%
Other operating expenses from ERT services	(3,253)	(1,297)	(1,956)	150.8%
Operating (loss) income	(12,187)	1,208	(13,395)	1,108.9%
Interest expense, net	(9,040)	(6,549)	(2,491)	(38.0)%
Income from equity method investment	—	191	(191)	(100.0)%
Loss before income taxes	(21,227)	(5,150)	(16,077)	312.2%
Income tax expense	419	229	190	83.0%
Net loss	(21,646)	(5,379)	(16,267)	(302.4)%
Less (loss) income attributable to non-controlling interest	(3)	74	(77)	104.1%
Net loss attributable to Charah Solutions, Inc.	$(21,643)	$(5,453)	(16,190)	(296.9)%
Revenue. Revenue increased $27.5 million, or 23.8%, to $143.2 million for the six months ended June 30, 2022 as compared to $115.6 million for the six months ended June 30, 2021, primarily driven by increases in remediation and compliance services revenue of $15.3 million from the net commencements of new project work, in raw material sales of $10.7 million from an increase in shipments and byproduct services revenue of $1.6 million from an increase in production.
Gross Profit. Gross profit decreased $13.6 million, or 108.7%, to a loss of $1.1 million for the six months ended June 30, 2022 as compared to a profit of $12.5 million for the six months ended June 30, 2021. As a percentage of revenue, gross profit was (0.8)% and 10.8% for the six months ended June 30, 2022 and 2021, respectively. The decrease in gross profit and gross profit margin was directly affected by several factors, most notably supply chain and logistics issues, which impacted the expected ramp of two long-term beneficial use projects, and significant weather challenges, which delayed the completion of three projects during the quarter, resulting in cost overruns. Additionally, significant rain events at three construction projects extended the final completion dates for those projects and resulted in cost overruns. These projects were originally scheduled for completion in the Fall of 2021. The Company has now demobilized at the largest of these projects and expects to complete the remaining two projects during the third quarter. Delays in receiving material and obtaining necessary rail and trucking resources resulted in a delay to the start of one large beneficial use project and have pushed the expected ramp of the second. The Company is taking steps to address these issues, and it is not expected that the long-term profitability of the projects will be materially impacted.
General and Administrative Expenses. General and administrative expenses decreased $0.6 million, or 3.3%, for the six months ended June 30, 2022 to $18.2 million as compared to $18.8 million for the six months ended June 30, 2021, primarily attributable to improved expense management.
Gain on sales-type lease. Gain on sales-type lease decreased $5.6 million for the six months ended June 30, 2022 due to the absence of the recognition of a parcel transferred under a sales-type lease at an ERT project as discussed in Note 5, Balance Sheet Items, to the accompanying unaudited condensed consolidated financial statements.
Gains on Sales of Real Estate, Property and Equipment, Net. Gains on sales of real estate, property and equipment, net increased $3.1 million, or 95.5%, to $6.3 million for the six months ended June 30, 2022 as compared to $3.2 million for the six months ended June 30, 2021, primarily due to increased scrap sales from the demolition of the Gibbons Creek power plant.
Gain on ARO settlement. Gain on ARO settlement increased $4.0 million for the six months ended June 30, 2022 due to differences between the estimated costs used in the measurement of the fair value of the Company's AROs and the actual costs incurred for specific remediation tasks recognized on a proportionate basis.
Other Operating Expenses from ERT Services. Other operating expenses from ERT services increased $2.0 million, or 150.8%, to $3.3 million for the six months ended June 30, 2022 as compared to $1.3 million for the six months ended June 30, 2021, primarily driven by increased project management-related expenses recognized for achievement of certain projects-related milestones and profitability levels on the Gibbons Creek ERT project and a full six months of expenses associated with operations on the Gibbons Creek ERT project in 2022.
Interest Expense, Net. Interest expense, net increased $2.5 million, or 38.0%, to $9.0 million for the six months ended June 30, 2022 as compared to $6.5 million for the six months ended June 30, 2021, primarily due to a higher weighted-average cost of capital associated with equipment financing and an increase in amortization of debt issuance costs.
Income from Equity Method Investment. Income from equity method investment decreased $0.2 million for the six months ended June 30, 2022 due to the dissolution of our joint venture in CV Ash in the first quarter of 2021.
Income Tax Expense. Income tax expense increased $0.2 million, or 83.0%, for the six months ended June 30, 2022 to $0.4 million as compared to $0.2 million for the six months ended June 30, 2021, primarily due to limitations of the utilization of deferred tax assets against the reversal of deferred tax liabilities.
Net Loss. Net loss increased $16.3 million, or (302.4)%, to $21.6 million for the six months ended June 30, 2022 as compared to $5.4 million for the six months ended June 30, 2021.
Condensed Consolidated Balance Sheets
The following table is a summary of our overall financial position:

	June 30, 2022	December 31, 2021	Change
	(in thousands)
Total assets	$378,634	$344,107	$34,527
Total liabilities	342,691	287,778	54,913
Mezzanine equity	39,915	35,532	4,383
Total equity	(3,972)	20,797	(24,769)
Assets
Total assets increased $34.5 million, driven primarily by:
▪$32.7 million in real estate, property and equipment additions, net acquired in the Avon Lake and Cheswick asset purchase agreements during the six months ended June 30, 2022;
▪$12.4 million in real estate, property and equipment additions, net of disposals, primarily driven by new capital leases of yellow-iron equipment entered into during the six months ended June 30, 2022; and
▪$6.8 million in increases in costs in excess of billings primarily driven by a build-up of costs on certain construction projects until project billing milestones are achieved.
These decreases were partially offset by:
▪$1.5 million in decreases of cash and restricted cash due to $36.9 million of cash used in operating activities, $43.5 million of cash provided by investing activities and $8.1 million of cash used in financing activities;
▪$9.4 million in property and equipment depreciation expense during the six months ended June 30, 2022; and
▪$3.9 million in intangible asset amortization expense during the six months ended June 30, 2022.
Liabilities
Total liabilities increased $54.9 million, primarily driven by:
▪$41.3 million in increases of current and non-current asset retirement obligations (“AROs”) resulting from the AROs acquired of $64.5 million as part of the Avon Lake and Cheswick Transactions discussed in Note 3, Asset Acquisitions, partially offset by settlements of AROs of $19.9 million and gains on AROs settlements of $4.0 million recognized during the six months ended June 30, 2022;
▪$13.9 million in new capital lease obligations entered into during the six months ended June 30, 2022.
These increases were partially offset by:
▪$4.0 million in principal payments on capital lease obligations.
Mezzanine Equity
Total mezzanine equity increased $4.4 million related to the paid in-kind dividends and accretion associated with the Preferred Stock.
Equity
Total equity decreased $24.8 million, primarily driven by the $21.6 million net loss and $4.0 million in paid in-kind and deemed dividends associated with our Preferred Stock, partially offset by $1.5 million of share-based compensation.

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
Several factors impacted the Company's financial results and cash flows during the three and six months ended June 30, 2022, which included (i) increased costs associated with the completion and demobilization of three legacy projects (two of these projects have now been completed and the third is substantially complete), (ii) supply chain and logistics issues, which impacted the expected ramp of two long-term beneficial use projects, and (iii) an increase in contract assets, primarily due to an increase in net costs and estimated earnings in excess of billings, resulting from the status of achievement of certain contract billing milestones. To mitigate the issues related to the large beneficial use projects and the increase in contract assets, the Company continues to work closely with customers on contract adjustments and billing milestones that we expect will provide recovery of certain costs incurred to-date and improve contractual profitability and cash flow during the second half of the year and throughout the remaining contract period.
As of June 30, 2022, we had $7.1 million of cash on hand and borrowing capacity under our Credit Agreement (as defined elsewhere herein) of $17.0 million, for total liquidity of $24.1 million. Charah Solutions had no borrowings outstanding under the Credit Agreement as of June 30, 2022, and the springing financial covenant was not in effect.
On August 15, 2022, the Company entered into Amendment No. 1 to the Credit Agreement (the “Credit Agreement Amendment”) with JPMorgan Chase Bank, N.A., as administrative agent, the lenders party thereto and certain subsidiary guarantors named therein. The Credit Agreement Amendment, among other things, permitted the Company (and certain of its subsidiaries) to execute the Term Loan Agreement and guarantee the Term Loan Agreement borrower’s obligations under the Term Loan Agreement (as defined elsewhere herein). Additionally, the Credit Agreement Amendment permits the Company to include certain gains on ARO settlements and cash received for deferred gains from ERT projects in the calculation of the Company’s fixed charge coverage ratio under the Credit Agreement's financial covenant. As of June 30, 2022, after taking into account the terms of the Credit Agreement Amendment, the Company would have met the financial covenant had it been in effect.
As of August 19, 2022, based on the undrawn letters of credit utilization of $10.7 million, borrowings of $9.5 million under the Credit Agreement and applicable financial covenant requirements, springing covenants would become applicable if the Company were to borrow additional amounts in excess of approximately $1.8 million under the Credit Agreement.
On August 15, 2022, the Company, through its GCERG subsidiary (the “Term Loan Borrower”), entered into a term loan agreement (the “Term Loan Agreement”) with Charah Preferred Stock Aggregator, LP, an affiliate of Bernhard Capital Partners Management, LP (“BCP”). As a result of unexpected operating losses, an increase in contract assets and accelerated cash outflows for remediation activities on an ERT project that led to a decrease in cash during the six months ended June 30, 2022, the Company sought additional financing options to fund ongoing operations and project level investment. The Term Loan Agreement was executed to provide additional liquidity for the Company and accelerate the timing of the Company's cash flows for anticipated sales of the GCERG real estate parcels. The Term Loan Agreement provides for a delayed-draw term loan in an aggregate principal amount of $20.0 million. Borrowings can be requested at any date before October 24, 2022. The Term Loan Agreement is scheduled to mature on the earlier of the sale of the remaining GCERG real estate parcels or April 15, 2024. Borrowings under the Term Loan Agreement accrue interest at a percentage per annum equal to 12.0%, with interest payments due on the first business day of each calendar quarter following the effective date of the Term Loan Agreement and on the maturity date. The Term Loan Borrower agreed to pay a commitment fee equal to $1.0 million that is payable on the earliest of (i) April 15, 2024, (ii) the date on which the loans are redeemed in full and all commitments are terminated and (iii) the date on which all commitments are terminated in full. The Term Loan Agreement is secured by a lien on, and security interest in, substantially all of the Term Loan Borrower’s assets, including real property, and is guaranteed on an unsecured basis by the Company and Charah, LLC. Voluntary prepayments are permitted at any time, without premium or penalty. As of August 19, 2022, the Term Loan Borrower had made no borrowings under the Term Loan Agreement.
After giving consideration to the Credit Agreement Amendment and the Term Loan Agreement, as of August 19, 2022, the Company has liquidity of approximately $24.7 million before incurring testing of the springing covenant under the Credit Agreement and approximately $32.8 million assuming full current availability of the Credit Agreement.
We believe our cash on hand, availability under the Credit and Term Loan Agreements and cash generated from operations will be sufficient to cover our working capital requirements and debt obligations for the next 12 months from the issuance of this Quarterly Report.

Cash Flows
The following table sets forth our cash flow data:

	Six Months Ended
	June 30,		Change
	2022	2021	$
	(dollars in thousands)
Net cash and restricted cash (used in) provided by operating activities	(36,881)	10,242	$(47,123)
Net cash and restricted cash provided by investing activities	43,485	29,951	13,534
Net cash and restricted cash used in financing activities	(8,131)	(11,745)	3,614
Net change in cash and restricted cash	$(1,527)	$28,448	$(29,975)
Operating Activities
Net cash used in operating activities increased $47.1 million to $36.9 million for the six months ended June 30, 2022 as compared to net cash provided by operating activities of $10.2 million for the six months ended June 30, 2021. The change in cash flows from operating activities was primarily attributable to:
•an increase in net loss of $16.3 million.
•a decrease in non-working capital adjustments to net loss of $0.1 million, primarily due to increases in ARO settlements and gains on sales of real estate, property and equipment of $4.0 million and $1.8 million, respectively, during the six months ended June 30, 2022 as well as the absence of paid-in-kind interest on long-term debt of $2.4 million during the six months ended June 30, 2022. These changes were partially offset by the absence of the gain on sales-type lease of $5.6 million and increases of depreciation and amortization and amortization of debt issuance costs of $1.1 million and $0.8 million, respectively, during the six months ended June 30, 2022.
•an increase in cash used from all other operating activities of $30.9 million, which was primarily driven by the increases in net contract assets resulting from the timing of billings for construction projects and in AROs resulting from cash settlements of the existing liabilities.
Investing Activities
Net cash provided by investing activities increased $13.5 million to $43.5 million for the six months ended June 30, 2022 as compared to $30.0 million for the six months ended June 30, 2021. The changes in cash flows from investing activities was primarily driven by the absence of payments of $7.4 million of the working capital adjustment and other items resulting from the sale of the Allied subsidiary, increases of $4.2 million in net proceeds from the sales of real estate, property and equipment from increased scrap sales from the demolition of the Gibbons Creek power plant and increases of $3.3 million in cash and restricted cash received from ERT transactions resulting from the Avon Lake and Cheswick Transactions.
Financing Activities
Net cash used in financing activities decreased $3.6 million to $8.1 million for the six months ended June 30, 2022 as compared to net cash used in financing activities of $11.7 million for the six months ended June 30, 2021. The change in cash flows from financing activities was primarily driven by decreases of $3.8 million in principal payments on long-term debt and capital lease obligations.
Working Capital
Our working capital, which we define as total current assets less total current liabilities, totaled $9.7 million at June 30, 2022 as compared to $31.5 million at December 31, 2021. This decrease in net working capital for the six months ended June 30, 2022 was primarily due to:
•decreases in cash and cash equivalents from net cash used in operating and financing activities, partially offset by cash provided by investing activities;
•increases in AROs primarily driven by the AROs acquired in the Avon Lake and Cheswick Transactions, partially offset by settlements and gains on settlement of the Gibbons Creek AROs during the six months ended June 30, 2022; and
•increases in capital lease obligations and notes payables due to new long-term debt financing and capital leases entered into during the six months ended June 30, 2022.
These changes were partially offset by:
•increases in net contract assets primarily driven by the timing of billings for construction projects during the six months ended June 30, 2022.

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
As of June 30, 2022, the Company has not drawn on the Credit Agreement. Outstanding letters of credit were $12.5 million and $19.0 million as of June 30, 2022 and December 31, 2021. As of June 30, 2022, all outstanding letters of credit were issued with JPMorgan.
On August 15, 2022, the Company entered into Amendment No. 1 to the Credit Agreement (the “Credit Agreement Amendment”) with JPMorgan Chase Bank, N.A., as administrative agent, the lenders party thereto and certain subsidiary guarantors named therein. The Credit Agreement Amendment, among other things, permitted the Company (and certain of its subsidiaries) to execute the Term Loan Agreement and guarantee the Term Loan Agreement borrower’s obligations under the Term Loan Agreement. Additionally, the Credit Agreement Amendment permits the Company to include certain gains on ARO settlements and cash received for deferred gains from ERT projects in the calculation of the Company’s fixed charge coverage ratio under the Credit Agreement's financial covenant. As of June 30, 2022, after taking into account the terms of the Credit Agreement Amendment, the Company would have met the financial covenant had it been in effect.
As a result of entering into the Credit Agreement, $1.4 million of third-party fees were capitalized as debt issuance costs that will be amortized through interest expense, net in the unaudited condensed consolidated statements of operations using the effective interest method through the maturity date of the Credit Agreement.
Term Loan Agreement
On August 15, 2022, the Company, through its GCERG subsidiary (the “Term Loan Borrower”), entered into a term loan agreement (the “Term Loan Agreement”) with Charah Preferred Stock Aggregator, LP, an affiliate of Bernhard Capital Partners Management, LP (“BCP”). The Term Loan Agreement provides for a delayed-draw term loan in an aggregate principal amount of $20.0 million. Borrowings can be requested at any date before October 24, 2022. The Term Loan Agreement is scheduled to mature on the earlier of the sale of the remaining GCERG real estate parcels or April 15, 2024. Borrowings under the Term Loan Agreement accrue interest at a percentage per annum equal to 12.0%, with interest payments due on the first business day of each calendar quarter following the effective date of the Term Loan Agreement and on the maturity date. The Term Loan Borrower agreed to pay a commitment fee equal to $1.0 million that is payable on the earliest of (i) April 15, 2024, (ii) the date on which the loans are redeemed in full and all commitments are terminated and (iii) the date on which all commitments are terminated in full. The Term Loan Agreement is secured by a lien on, and security interest in, substantially all of the Term Loan Borrower’s assets, including real property, and is guaranteed on an unsecured basis by the Company and Charah, LLC. Voluntary prepayments are permitted at any time, without premium or penalty. As of August 19, 2022, the Term Loan Borrower had made no borrowings under the Term Loan Agreement.
The Term Loan Agreement contains certain customary representations and warranties and affirmative and negative covenants. The negative covenants include, subject to customary exceptions, limitations on indebtedness, investments and acquisitions, mergers and consolidations, restricted payments, transactions with affiliates, liens and dispositions. The Term Loan Agreement allows the Term Loan Borrower to make distributions to its equity holders with the proceeds of the loans made thereunder. The Term Loan Agreement contains customary events of default. If an event of default occurs and is continuing, the lenders may declare all loans to be immediately due and payable.
As of August 19, 2022, the Term Loan Borrower had made no borrowings under the Term Loan Agreement.
Equipment Financing Facilities
We have entered into various equipment financing arrangements to finance the acquisition of certain equipment (the “Equipment Financing Facilities”). As of June 30, 2022, we had $13.4 million of equipment notes outstanding. Each of the Equipment Financing Facilities includes non-financial covenants, and, as of June 30, 2022, we were in compliance with these covenants.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)
Net loss attributable to Charah Solutions, Inc.	$(9,603)	$(4,166)	$(21,643)	$(5,453)
Interest expense, net	4,467	3,314	9,040	6,549
Income tax expense	341	72	419	229
Depreciation and amortization	6,819	6,169	13,390	12,315
Equity-based compensation	746	699	1,537	998
Impairment expense	—	127	380	127
Transaction-related expenses and other items(1)	—	277	7	1,247
Adjusted EBITDA	$2,770	$6,492	$3,130	$16,012
Adjusted EBITDA margin(2)	3.6%	10.2%	2.2%	13.8%
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
Contractual Obligations
As of June 30, 2022, there have been no material changes in our outstanding contractual obligations from those disclosed within Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d‑15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on such evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022 because of the material weakness in our internal control over financial reporting, both as described below and as previously identified in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
▪We are in the process of hiring additional accounting resources with appropriate levels of experience and reallocating responsibilities across the finance organization. This measure will provide for appropriate segregation of duties and ensure that the appropriate level of knowledge and experience will be applied based on the risk and complexity of transactions and tasks under review.
▪We are revising user profiles within our accounting systems to ensure appropriate segregation of duties is in place.
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
Changes in Internal Control Over Financial Reporting
Aside from the actions taken as described in Management's Remediation Plan above to improve the Company’s internal control over financial reporting, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. With respect to all such lawsuits, claims and proceedings, we record reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. Although it is difficult to predict the ultimate outcome of these lawsuits, claims and proceedings, we do not believe that the ultimate disposition of any of these matters, individually or in the aggregate, would have a material adverse effect on our results of operations, financial position or cash flows. We maintain liability insurance for certain risks that is subject to certain self-insurance limits.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
During the three months ended June 30, 2022, 166,294 shares of common stock were withheld for income tax purposes connected with the vesting of restricted stock units. During the three months ended June 30, 2022, there were no repurchases of our common stock.

Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Charah Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed June 22, 2018).
3.2	Certificate of Designations of Series A Preferred Stock, dated March 16, 2020 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed March 18, 2020).
3.3	Amended and Restated Bylaws of Charah Solutions, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed June 22, 2018).
10.1
Form of 2022 Performance Share Unit Grant Notice and Agreement (form for grantee with employment agreement) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 29, 2022).

10.2
Form of 2022 Restricted Stock Unit Grant Notice and Agreement (form for grantee with employment agreement) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed June 29, 2022).

10.3
Amended and Restated Employment Agreement between Charah, LLC, Charah Solutions, Inc. and Scott Sewell effective June 27, 2022 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed June 29, 2022).

10.4
Amended and Restated Employment Agreement between Charah, LLC, Charah Solutions, Inc. and Roger Shannon, effective July 22, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 27, 2022).

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

CHARAH SOLUTIONS, INC.

August 19, 2022	By:	/s/ Scott A. Sewell
	Name:	Scott A. Sewell
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

August 19, 2022	By:	/s/ Roger D. Shannon
	Name:	Roger D. Shannon
	Title:	Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)