Form 10-Q
period 2022-09-30
Charah Solutions, Inc.
filed 2022-11-15
CIK 1730346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2022, the registrant had 33,721,705 shares of common stock outstanding.

CHARAH SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

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
ii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CHARAH SOLUTIONS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except par value amounts)
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash	$7,722	$24,266
Restricted cash	44,382	34,908
Trade accounts receivable, net	51,533	49,303
Contract assets	26,993	26,844
Inventory	6,899	6,289
Prepaid expenses and other current assets	8,314	6,113
Total current assets	145,843	147,723
Real estate, property and equipment, net	106,079	70,473
Goodwill	62,193	62,193
Intangible assets, net	47,610	53,531
Equity method investments	7	7
Other assets	10,153	10,180
Total assets	$371,885	$344,107

Liabilities, mezzanine equity and stockholders’ equity
Current liabilities:
Accounts payable	30,070	30,641
Contract liabilities	5,638	6,199
Capital lease obligations, current portion	9,529	6,979
Notes payable, current maturities	12,108	7,567
Asset retirement obligations, current portion	44,030	27,534
Accrued liabilities	25,354	36,874
Other current liabilities	1,101	460
Total current liabilities	127,830	116,254
Deferred tax liabilities	1,259	949
Contingent payments for acquisitions	1,950	1,950
Asset retirement obligations	32,742	14,879
Asset-based lending credit agreement	8,800	—
Capital lease obligations, less current portion	25,626	19,444
Notes payable, less current maturities	129,335	133,661
Term loan - Related party	16,000	—
Deferred gain and other liabilities	4,310	641
Total liabilities	347,852	287,778

Commitments and contingencies (see Note 14)

Mezzanine equity
Series A Preferred Stock — $0.01 par value; 50,000 shares authorized, 26 shares issued and outstanding as of September 30, 2022 and December 31, 2021; aggregate liquidation preference of $36,006 and $32,712 as of September 30, 2022 and December 31, 2021, respectively	41,636	35,532

Stockholders’ equity
Retained losses	(129,681)	(94,679)
Common Stock — $0.01 par value; 200,000 shares authorized 33,722 and 33,408 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	337	334
Additional paid-in capital	111,482	114,880
Total stockholders’ equity	(17,862)	20,535
Non-controlling interest	259	262
Total equity	(17,603)	20,797
Total liabilities, mezzanine equity and stockholders’ equity	$371,885	$344,107
See accompanying notes to condensed consolidated financial statements

CHARAH SOLUTIONS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue	$81,540	$84,161	$224,701	$199,786
Cost of sales	(78,681)	(74,712)	(222,935)	(177,832)
Gross profit	2,859	9,449	1,766	21,954
General and administrative expenses	(9,493)	(9,396)	(27,683)	(28,080)
Gain on sales-type lease	—	—	—	5,568
Gains on sales of real estate, property and equipment, net	2,601	2,998	8,942	6,241
Gain on ARO settlement	978	1,127	4,986	1,127
Other operating expenses from ERT services	(5,847)	(817)	(9,100)	(2,114)
Impairment expense	—	(700)	—	(827)
Operating (loss) income	(8,902)	2,661	(21,089)	3,869
Interest expense, net	(4,534)	(3,541)	(13,574)	(10,090)
Loss on extinguishment of debt	—	(638)	—	(638)
Income (loss) from equity method investment	—	—	—	191
Loss before income taxes	(13,436)	(1,518)	(34,663)	(6,668)
Income tax (benefit) expense	(77)	203	342	432
Net loss	(13,359)	(1,721)	(35,005)	(7,100)
Less (loss) income attributable to non-controlling interest	—	(44)	(3)	30
Net loss attributable to Charah Solutions, Inc.	(13,359)	(1,677)	(35,002)	(7,130)
Deemed and imputed dividends on Series A Preferred Stock	(150)	(148)	(449)	(443)
Series A Preferred Stock dividends	(956)	(1,946)	(4,617)	(6,161)
Net loss attributable to common stockholders	$(14,465)	$(3,771)	$(40,068)	$(13,734)

Net loss attributable to common stockholders per common share:
Basic	$(0.43)	$(0.12)	$(1.19)	$(0.44)
Diluted	$(0.43)	$(0.12)	$(1.19)	$(0.44)

Weighted-average shares outstanding used in loss per common share:
Basic	33,722	32,277	33,592	30,955
Diluted	33,722	32,277	33,592	30,955

See accompanying notes to condensed consolidated financial statements.

CHARAH SOLUTIONS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(Unaudited)

	For the Nine Months Ended September 30, 2022
	Mezzanine Equity		Permanent Equity
	Preferred Stock (Shares)	Preferred Stock (Amount)	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Retained Losses	Total	Non-Controlling Interest	Total
Balance, December 31, 2021	26,000	$35,532	33,407,806	$334	$114,880	$(94,679)	$20,535	$262	$20,797
Net loss	—	—	—	—	—	(35,002)	(35,002)	(3)	(35,005)
Shares issued under share-based compensation plans	—	—	480,453	5	(5)	—	—	—	—
Taxes paid related to the net settlement of shares	—	—	(166,554)	(2)	(698)	—	(700)	—	(700)
Share-based compensation expense	—	—	—	—	2,371	—	2,371	—	2,371
Deemed and imputed dividends on Series A Preferred Stock	—	6,104	—	—	(449)	—	(449)	—	(449)
Series A Preferred Stock dividends	—	—	—	—	(4,617)	—	(4,617)	—	(4,617)
Balance, September 30, 2022	26,000	$41,636	33,721,705	$337	$111,482	$(129,681)	$(17,862)	$259	$(17,603)

	For the Nine Months Ended September 30, 2021
	Mezzanine Equity		Permanent Equity
	Preferred Stock (Shares)	Preferred Stock (Amount)	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Retained Losses	Total	Non-Controlling Interest	Total
Balance, December 31, 2020	26,000	$27,423	30,077,018	$300	$108,471	$(88,865)	$19,906	$410	$20,316
Net (loss) income	—	—	—	—	—	(7,130)	(7,130)	30	(7,100)
Issuance of common stock	—	—	2,888,889	29	12,971	—	13,000	—	13,000
Distributions	—	—	—	—	—	—	—	(165)	(165)
Share-based compensation expense	—	—	—	—	1,767	—	1,767	—	1,767
Shares issued under share-based compensation plans	—	—	535,417	6	(6)	—	—	—	—
Taxes paid related to the net settlement of shares	—	—	(93,518)	(1)	(511)	—	(512)	—	(512)
Deemed and imputed dividends on Series A Preferred Stock	—	443	—	—	(443)	—	(443)	—	(443)
Series A Preferred Stock dividends	—	5,572	—	—	(6,161)	—	(6,161)	—	(6,161)
Balance, September 30, 2021	26,000	$33,438	33,407,806	$334	$116,088	$(95,995)	$20,427	$275	$20,702

See accompanying notes to condensed consolidated financial statements.

CHARAH SOLUTIONS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(Unaudited)

	For the Three Months Ended September 30, 2022
	Mezzanine Equity		Permanent Equity
	Preferred Stock (Shares)	Preferred Stock (Amount)	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Retained Losses	Total	Non-Controlling Interest	Total
Balance, June 30, 2022	26,000	$39,915	33,721,705	$337	$111,754	$(116,322)	$(4,231)	$259	$(3,972)
Net loss	—	—	—	—	—	(13,359)	(13,359)	—	(13,359)
Share-based compensation expense	—	—	—	—	834	—	834	—	834
Deemed and imputed dividends on Series A Preferred Stock	—	1,721	—	—	(150)	—	(150)	—	(150)
Series A Preferred Stock dividends	—	—	—	—	(956)	—	(956)	—	(956)
Balance, September 30, 2022	26,000	$41,636	33,721,705	$337	$111,482	$(129,681)	$(17,862)	$259	$(17,603)

	For the Three Months Ended September 30, 2021
	Mezzanine Equity		Permanent Equity
	Preferred Stock (Shares)	Preferred Stock (Amount)	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Retained Losses	Total	Non-Controlling Interest	Total
Balance, June 30, 2021	26,000	$31,141	30,518,917	$305	$104,442	$(94,318)	$10,429	$319	$10,748
Net loss	—	—	—	—	—	(1,677)	(1,677)	(44)	(1,721)
Issuance of common stock	—	—	2,888,889	29	12,971	—	13,000	—	13,000
Share-based compensation expense	—	—	—	—	769	—	769	—	769
Deemed and imputed dividends on Series A Preferred Stock	—	148	—	—	(148)	—	(148)	—	(148)
Series A Preferred Stock dividends	—	2,149	—	—	(1,946)	—	(1,946)	—	(1,946)
Balance, September 30, 2021	26,000	$33,438	33,407,806	$334	$116,088	$(95,995)	$20,427	$275	$20,702
See accompanying notes to condensed consolidated financial statements.

CHARAH SOLUTIONS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(35,005)	$(7,100)
Adjustments to reconcile net loss to net cash and restricted cash (used in) provided by operating activities:
Depreciation and amortization	20,398	18,578
Loss on extinguishment of debt	—	638
Paid-in-kind interest on long-term debt	—	2,844
Impairment expense	—	827
Amortization of debt issuance costs	1,732	590
Deferred income taxes	310	432
Gain on sales-type lease	—	(5,568)
Gains on sales of real estate, property and equipment	(8,664)	(7,638)
Income from equity method investment	—	(191)
Non-cash share-based compensation	2,371	1,767
Gain on interest rate swap	—	(190)
Interest rate swap settlement	—	(745)
Gain on ARO settlements	(4,986)	(1,127)
Realization of deferred gain on ERT project performance	(167)	—
Increase (decrease) in cash and restricted cash due to changes in:
Trade accounts receivable	(2,137)	5,288
Contract assets and liabilities	(710)	2,667
Inventory	(610)	(147)
Accounts payable	727	9,471
Asset retirement obligation	(25,133)	(4,654)
Other assets and liabilities	(13,863)	(13,714)
Net cash and restricted cash (used in) provided by operating activities	(65,737)	2,028

Cash flows from investing activities:
Net proceeds from the sales of real estate, property and equipment	11,951	10,114
Purchases of property and equipment	(3,655)	(7,024)
Cash and restricted cash received from ERT transactions	38,239	34,900
Payments of working capital adjustment and other items for the sale of subsidiary	—	(7,367)
Distribution received from equity method investment	—	1,015
Net cash and restricted cash provided by investing activities	46,535	31,638

Cash flows from financing activities:
Net proceeds on the line of credit	—	(12,003)
Proceeds on asset-based lending credit agreement	13,000	—
Payments on asset-based lending credit agreement	(4,200)	—
Proceeds from long-term debt	3,023	156,301
Proceeds on Term loan - Related party	16,000	—
Principal payments on long-term debt	(7,908)	(134,613)
Payments of debt issuance costs	(677)	(10,912)
Principal payments on capital lease obligations	(6,406)	(2,920)
Taxes paid related to net settlement of shares	(700)	(512)
Proceeds from issuance of common stock	—	13,000
Distributions to non-controlling interest	—	(165)
Net cash and restricted cash provided by financing activities	12,132	8,176
Net (decrease) increase in cash and restricted cash	(7,070)	41,842
Cash and restricted cash, beginning of period	59,174	29,211
Cash and restricted cash, end of period	$52,104	$71,053
See accompanying notes to condensed consolidated financial statements.

Supplemental Disclosures and Non-cash investing and financing transactions
The following table summarizes additional supplemental disclosures and non-cash investing and financing transactions:

	Nine Months Ended
	September 30,
	2022	2021
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$11,652	5,386
Cash paid during the period for taxes	98	831

Supplemental disclosures and non-cash investing and financing transactions:
Gross proceeds from lines of credit	$—	$73,817
Gross payments on lines of credit	—	(85,820)
Sale of structural fill asset through a sales-type lease	—	6,000
Proceeds from the sale of equipment in accounts receivable, net	93	1,252
Series A Preferred Stock dividends payable included in accrued expenses	956	1,946
Deemed and imputed dividends on Series A Preferred Stock	6,104	443
Equipment acquired through capital leases	15,138	11,980
Property and equipment included in accounts payable and accrued expenses	95	205

As reported within the unaudited condensed consolidated balance sheet:
Cash	$7,722	$22,400
Restricted cash	44,382	48,653
Total cash and restricted cash as presented in the balance sheet	$52,104	$71,053

See accompanying notes to condensed consolidated financial statements.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(Unaudited)

1. Nature of Business and Basis of Presentation
Organization
Charah Solutions, Inc. (together with its wholly-owned subsidiaries, “Charah Solutions,” the “Company,” “we,” “us, or “our”) is a holding company formed in Delaware in January 2018. The Company's majority shareholder is Bernhard Capital Partners Management, LP and its affiliates (collectively, “BCP”). As of September 30, 2022, BCP owns approximately 60% of the total voting power of our outstanding shares of common stock and the outstanding Series A Preferred Stock (“Preferred Stock”) on an as-converted basis. BCP owns all of the outstanding shares of Preferred Stock, and it is convertible at BCP's option at any time into shares of common stock.
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
In response to recurring operating losses and liquidity needs, the Company has frequently secured additional financing or equity contributions from its majority shareholder, BCP, to fund the Company’s operations and meet working capital requirements. BCP is not obligated to provide future funding or equity contributions to the Company were they to be needed. As discussed in Note 9, Long-term Debt, on August 15, 2022, the Company, through its wholly-owned special purpose vehicle subsidiary Gibbons Creek Environmental Redevelopment Group (“GCERG”), entered into a term loan agreement (the “Term Loan Agreement”) with BCP that provides for a delayed-draw term loan in an aggregate principal amount of $20,000. Additionally, as discussed in Note 17, Subsequent Events, on November 14, 2022, the Company entered into an investment agreement with BCP to sell 30 (thirty thousand) shares of Series B Preferred Stock for gross proceeds of $30,000 and resulted in net proceeds to the Company of $28,800.
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
We provide the following services through our one segment: remediation and compliance services, byproduct services, raw material sales and ERT services. Remediation and compliance services are associated with our customers’ need for multi-year environmental improvement and sustainability initiatives, whether driven by regulatory requirements, power generation customer initiatives or consumer expectations and standards. Byproduct services consist of recurring and mission-critical coal ash management and operations for coal-fired power generation facilities while also supporting both our power generation customers’ desire to recycle their recurring and legacy volumes of coal combustion residuals (“CCRs”), commonly known as coal ash, and our ultimate end customers’ need for high-quality, cost-effective supplemental cementitious materials (“SCMs”) that provide a sustainable, environmentally-friendly substitute for Portland cement in concrete. Our raw material sales provide customers with the raw materials essential to their business while also providing the sourcing, logistics, and management needed to facilitate these raw material transactions around the globe. ERT services represent an innovative solution designed to meet our coal-fired plant energy providers’ evolving and increasingly complex plant closure and environmental remediation needs. These customers need to retire and decommission older or underutilized assets while maximizing the assets’ value and improving the environment. Our ERT services manage the sites’ environmental remediation requirements, benefiting the communities and lowering the coal-fired plant energy providers’ costs.
Impact of the COVID-19 Pandemic
In March 2020, the World Health Organization categorized the disease caused by a novel coronavirus (“COVID-19”) to be a pandemic. Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and results of its operations, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
2. Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), requiring all leases to be recognized on the balance sheet as a right-of-use asset and a lease liability unless the lease is a short-term lease (generally a lease with a term of 12 months or less). At the commencement date of the lease, the Company will recognize: (i) a lease liability for the Company’s obligation to make payments under the lease agreement, measured on a discounted basis; and (ii) a right-of-use asset that represents the Company’s right to use, or control the use of, the specified asset for the lease term. This ASU originally required recognition and measurement of leases at the beginning of the earliest period presented using a modified retrospective transition method. In July 2018, the FASB issued ASU No. 2018-11, which provided an additional (and optional) transition method that permits the application of this ASU at the adoption date with recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In June 2020, the FASB issued ASU No. 2020-05 and delayed the effective date of this ASU, extending the effective date for non-public business entities, and making the ASU effective for the Company for the fiscal year ending December 31, 2022, and interim periods within the fiscal year ending December 31, 2023, with early adoption permitted. The Company has not yet selected a transition method and, while we are still in the process of assessing the impact of this new standard on our consolidated financial position, results of operations and cash flows, we expect the adoption of this standard will have a material impact on our consolidated financial position due to the recognition of the right-of-use asset and lease liability related to operating leases. We had operating leases with remaining rental payments of approximately $21,710 as of September 30, 2022. The discounted minimum remaining rental payments will be the starting point for determining the right-of-use asset and lease liability.
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
3. Asset Acquisitions
The Company closed on two acquisitions during the nine months ended September 30, 2022 and one acquisition during the nine months ended September 30, 2021 as part of its ERT service offerings.
As each asset group lacked the necessary elements of a business, these transactions were accounted for as asset acquisitions in accordance with ASC 805, Business Combinations, with the assumed liabilities, plus expenses and cash paid by or owed to the seller, comprising the purchase price. Since the fair value of the net assets acquired was different than the purchase price of the assets, the Company allocated the difference pro rata on the basis of relative fair values to reduce the basis of land, land improvements and structural fill sites, property and equipment and other assets acquired. For one acquisition, the Company recognized a deferred gain representing the difference between the fair value of the assets acquired and the consideration given (including transaction costs incurred).
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
As part of the acquisition, the Company acquired certain plant, machinery and equipment and vehicles for which management committed to a plan to sell. Property and equipment of $505 that was initially classified as held for sale were sold to third parties as of September 30, 2022. The Company received proceeds of $1,565 and recorded a gain of $1,060 within gains on sales of real estate, property and equipment, net, in the Company's condensed consolidated statements of operations. The proceeds were recorded in cash flows from investing activities in the Company's condensed consolidated statements of cash flows. The amount of land, land improvements and structural fill sites acquired includes fair value estimates for real estate and scrap to be sold from the demolition of the coal power plant.
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
In the process of accounting for this transaction, the basis of the land, property and equipment acquired was reduced to zero, resulting in an excess of financial assets over and above the purchase price. The Company recorded a deferred gain of $4,476, representing the difference between the fair value of the assets acquired and the consideration given (including transaction costs incurred). This deferred gain will be recognized ratably over the entire project as remediation costs are incurred in proportion to total estimated remediation costs.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
During the three and nine months ended September 30, 2022, the Company recognized $167 of the deferred gain within gains on sales of real estate, property and equipment, net, in the Company's condensed consolidated statements of operations. The decommissioning of the coal power plant and redevelopment of these properties are expected to be completed within 42 months from the date of acquisition, and the post-closure monitoring associated with the Lefever Ash Landfill and Monarch Wastewater Treatment Facility will occur for 30 years after the closure of the sites.
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
As part of the acquisition, the Company acquired certain plant, machinery and equipment and vehicles for which management committed to a plan to sell. The Company received proceeds and recorded a gain of $387 within gains on sales of real estate, property and equipment, net, in the Company's condensed consolidated statements of operations. The proceeds were recorded in cash flows from investing activities in the Company's condensed consolidated statements of cash flows.
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
Gibbons Creek Asset Acquisition
In February 2021, the Company, through its GCERG subsidiary, closed on an Asset Purchase Agreement (the “APA” or the “Agreement”) with Texas Municipal Power Agency to acquire, remediate and redevelop the Gibbons Creek Steam Electric Station and Reservoir (the “Gibbons Creek Transaction”). As part of this Agreement, GCERG took ownership of the 6,166 acre area (collectively, the “Purchased Assets”), which includes the closed power station and adjacent property, the 3,500 acre reservoir, dam and floodway. GCERG assumed all environmental responsibilities and became responsible for decommissioning the coal power plant and performing all environmental remediation work for the site landfills and ash ponds. At closing of the APA, GCERG became liable for and expressly fully assumed any and all environmental liabilities and environmental compliance, as well as, without limitation, any remediation, investigation, management, mitigation, closure, maintenance, reporting, removal, disposal of and any other actions with respect to any hazardous substances at, on, in, under, or emanating from the Purchased Assets.
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
To date, the Company has completed the sale of nearly 80% of the real property acreage acquired through the Gibbons Creek Transaction. The sale of property included 4,860 acres of the 6,166-acre area, the 3,500-acre reservoir, dam and spillway. There were no sales of real property acreage for the three and nine months ended September 30, 2022 and 2021, respectively.
4. Revenue
We disaggregate our revenue from customers by customer arrangement as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Construction contracts	$40,402	$48,176	$107,338	$99,828
Byproduct services	30,106	26,643	81,529	76,508
Raw material sales	11,032	9,342	35,834	23,450
Total revenue	$81,540	$84,161	$224,701	$199,786
As of September 30, 2022, the Company had remaining performance obligations with an aggregate transaction price of $530,373 on construction contracts for which we recognize revenue over time. We expect to recognize approximately 10% of our remaining performance obligations as revenue during the remainder of 2022, 13% in 2023, 15% in 2024, and 62% thereafter. Revenue associated with our remaining performance obligations includes performance obligations related to our construction contracts. The balance of remaining performance obligations does not include variable consideration that was determined to be constrained as of September 30, 2022. As of September 30, 2022, there were $354 of unapproved change orders associated with project scope changes included in determining the profit or loss on certain construction contracts, of which $0 were approved subsequent to quarter-end.
The Company did not have any foreign revenue for the three and nine months ended September 30, 2022 and 2021.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
5. Balance Sheet Items
Real estate, property and equipment, net
The following table shows the components of real estate, property and equipment, net:

	September 30, 2022	December 31, 2021
Plant, machinery and equipment	$65,370	$63,937
Structural fill site improvements	55,760	55,760
Vehicles	11,850	11,718
Office equipment	600	600
Buildings and leasehold improvements	267	267
Land, land improvements and structural fill sites	43,838	12,231
Capital lease assets	46,310	31,172
Construction in progress	616	1,522
Total real estate, property and equipment	$224,611	$177,207
Less: accumulated depreciation	(118,532)	(106,734)
Real estate, property and equipment, net	$106,079	$70,473
Land, land improvements and structural fill sites include $5,870 of real property acquired in the Gibbons Creek Transaction that the Company is actively demolishing and for which depreciation expense is not being recorded. During the three and nine months ended September 30, 2022, the Company capitalized $192 and $1,802, respectively, of demolition costs and sold scrap with a cost basis of $348 and $2,304, respectively. During the three and nine months ended September 30, 2021, the Company capitalized $1,365 and $2,395, respectively, of demolition costs and sold scrap with a cost basis of $1,003 and $1,342, respectively.
Depreciation expense was $5,034 and $4,289 for the three months ended September 30, 2022 and 2021, respectively, and $14,477 and $12,657 for the nine months ended September 30, 2022 and 2021, respectively.
Capital leases
The following table shows the components of capital lease assets, net:

	September 30, 2022	December 31, 2021
Capital lease assets	$46,310	$31,172
Less: accumulated depreciation	(10,305)	(3,606)
Capital lease assets, net	$36,005	$27,566
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
At the amendment date of the lease, a discount rate of 3.9% implicit in the sales-type lease was used to calculate the present value of the minimum lease payments, which the Company recorded as a lease receivable. The Company recognized a gain of $5,568 within operating income in the accompanying unaudited condensed consolidated statements of operations for the nine months ended September 30, 2021.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
The following table reflects the classification of the lease receivable within our accompanying unaudited condensed consolidated balance sheet:

	September 30, 2022	December 31, 2021
Lease receivable	$5,875	$5,937
Less: current portion in prepaid expenses and other current assets	(67)	(65)
Non-current portion in other assets	$5,808	$5,872
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
The following table reflects the classification of the note receivable within our unaudited condensed consolidated balance sheet:

	September 30, 2022	December 31, 2021
Note receivable	$1,102	$1,352
Less: current portion in prepaid expenses and other current assets	(500)	(500)
Non-current portion in other assets	$602	$852
Accrued liabilities
The following table shows the components of accrued liabilities:

	September 30, 2022	December 31, 2021
Accrued expenses	$19,815	$25,074
Accrued interest	2,362	2,008
Accrued preferred stock dividends	957	1,994
Accrued payroll and bonuses	2,220	7,798
Accrued liabilities	$25,354	$36,874
6. Asset Retirement Obligations
As of September 30, 2022, the Company owns two structural fill sites with continuing maintenance and monitoring requirements after their closure, one wastewater treatment facility with continuing maintenance and monitoring requirements, and eight tracts of real property with decommissioning, remediation and monitoring requirements. As of September 30, 2022 and December 31, 2021, the Company has accrued $76,772 and $42,413, respectively, for the asset retirement obligations (“ARO”).
The following table reflects the activity for our asset retirement obligations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance, beginning of period	$83,729	$52,361	$42,413	$5,159
Liabilities acquired	—	—	64,479	50,590
Liabilities settled	(8,408)	(1,805)	(28,291)	(5,980)
Accretion	2,429	538	3,157	1,325
Gain on ARO settlement	(978)	(1,127)	(4,986)	(1,127)
Balance, end of period	76,772	49,967	76,772	49,967
Less: current portion	(44,030)	(32,181)	(44,030)	(32,181)
Non-current portion	$32,742	$17,786	$32,742	$17,786

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
7. Related Party Transactions
ATC Group Services LLC (“ATC”), an entity owned by BCP, our majority stockholder, provided environmental consulting and engineering services at certain service sites. Expenses to ATC were $1 and $4 for the three months ended September 30, 2022 and 2021, respectively, and $26 and $83 for the nine months ended September 30, 2022 and 2021. The Company had no receivables outstanding from ATC at September 30, 2022 and December 31, 2021. The Company had payables and accrued expenses, net of credit memos, due to ATC of $0 and $4 at September 30, 2022 and December 31, 2021, respectively.
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
As further discussed in Note 9, Long-term Debt, on August 15, 2022, the Company, through its GCERG subsidiary, entered into the Term Loan Agreement with BCP that provides for a delayed-draw term loan in an aggregate principal amount of $20,000.
As further discussed in Note 11, Mezzanine Equity, in March 2020, the Company entered into an agreement with an investment fund affiliated with BCP to sell 26 shares of Preferred Stock.
As discussed in Note 17, Subsequent Events, on November 14, the Company entered into an investment agreement with BCP to sell 30 (thirty-thousand) shares of Series B Preferred Stock for gross proceeds of $30,000 and resulted in net proceeds to the Company of $28,800.
8. Goodwill and Intangible Assets
Goodwill and indefinite-lived intangible assets are not amortized but instead are tested for impairment annually or more often if events or changes in circumstances indicate that the fair value of the asset may have decreased below its carrying value. We perform our impairment test effective October 1st of each year and evaluate for impairment indicators between annual impairment tests, of which there were none. There was no goodwill activity during the nine months ended September 30, 2022.
Indefinite-Lived and Definite-Lived Intangible Assets
Our intangible assets, net include a trade name that is considered to have an indefinite life and customer relationships that are considered to have a definite life. Our customer relationships are amortized on a straight-line basis over their estimated useful lives of 10 years. The amortization expense of our definite-lived intangible assets was $1,974 for the three months ended September 30, 2022 and 2021 and $5,921 for the nine months ended September 30, 2022 and 2021.
In performing the evaluation for potential impairment indicators with respect to the Company's long-lived assets, including the trade name indefinite-lived intangible as of September 30, 2022, we considered the impact of the Company's recent operating results on forecasts of future cash flows attributable to such trade name. While the financial results in our near-term and terminal forecast periods remain relatively consistent with prior forecasts, we continue to analyze the rapidly changing regulatory and political environment and the potential impacts to our trade name from our existing revenue-generating activities and an expansion of our ERT offerings. We continue to assess strategic initiatives to maximize the potential in our existing backlog and pipeline of opportunities.
Changes resulting from the Company's strategic decisions and initiatives, the current economic environment and other external factors, including inflationary market pressures and supply chain disruption, could result in significant adverse changes to the Company’s assumptions related to the estimated fair value of the intangible asset that could lead to reduction in the fair value of our trade name. Any future impairment charges on our trade name indefinite-lived intangible asset could have a material adverse impact on the Company’s consolidated financial condition and results of operations.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
The Company’s intangible assets consist of the following:

	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangibles
Customer relationships	$78,942	$(44,648)	$34,294	$78,942	$(38,727)	$40,215

Indefinite-lived intangibles
Charah trade name			13,316			13,316

Total			$47,610			$53,531
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
As of September 30, 2022, the Company has $8,800 drawn on the Credit Agreement. Outstanding letters of credit were $10,687 and $19,027 as of September 30, 2022 and December 31, 2021. As of September 30, 2022, all outstanding letters of credit were issued with JPMorgan.
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
On November 14, 2022, the Company entered into Amendment No. 2 to the Credit Agreement (the “ Second Credit Agreement Amendment”) with JPMorgan Chase Bank, N.A., as administrative agent, the lenders party thereto and certain subsidiary guarantors named therein. The Second Credit Agreement Amendment, among other things, changed the benchmark rate floor on such loans from the LIBO Rate to the Adjusted Term SOFR Rate, increased the revolver Term Benchmark spread from 2.25% to 2.75%, and modified the test for the Covenant Testing Period such that any excess borrowing base over the revolving commitment amount could reduce the threshold that triggers the covenant test up to $2,000. Additionally, the Second Credit Agreement Amendment permits the Company to include $15,000 of equity contributions in "EBITDA", as defined in the Second Credit Agreement Amendment, for the fourth quarter of 2022.
As of November 14, 2022, based on the undrawn letters of credit utilization of $10,687, borrowings of $8,800 under the Credit Agreement and applicable financial covenant requirements, springing covenants would become applicable if the Company were to borrow an additional $3,898 under the Credit Agreement. As of September 30, 2022, after taking into account the terms of the Credit Agreement Amendment, the Company would not have met the financial covenant had there been a Covenant Testing Period and the financial covenant had been in effect.
As a result of entering into the Credit Agreement, $1,443 of third-party fees were capitalized as debt issuance costs that will be amortized through interest expense, net in the unaudited condensed consolidated Statements of Operations using the straight-line method through the maturity date of the Credit Agreement. Unamortized debt issuance costs as of September 30, 2022 and December 31, 2021 were $1,142 and $1,338, respectively, and classified in other assets in the accompanying unaudited condensed consolidated balance sheets.
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
As of September 30, 2022, the Term Loan Borrower had borrowings of $16,000 under the Term Loan Agreement. On November 8, 2022, the Company elected to draw down the remaining $4,000 available under the Term Loan Agreement to fund operating activities.
As a result of entering into the Term Loan Agreement, $487 of third-party fees were capitalized as debt issuance costs that will be amortized through interest expense, net in the unaudited condensed consolidated statements of operations using the effective interest method through the maturity date of the Term Loan Agreement.
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

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
10. Notes Payable
The following table summarizes the major components of debt at each balance sheet date and provides maturities and interest rate ranges for each major category as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Various equipment notes entered into in November 2017, payable in monthly installments ranging from $6 to $24, including interest at 5.2%, maturing in December 2022 through December 2023. The notes are secured by equipment with a net book value of $96 as of September 30, 2022.	$847	$1,748
Various equipment notes entered into in 2018, payable in monthly installments ranging from $1 to $39, including interest ranging from 5.6% to 6.8%, maturing in March 2023 through May 2025. The notes are secured by equipment with a net book value of $3,948 as of September 30, 2022.	4,364	5,952
Various equipment notes entered into in 2019, payable in monthly installments ranging from $2 to $23, including interest ranging from 3.9% to 6.4%, maturing in April 2024 through December 2024. The notes are secured by equipment with a net book value of $1,603 as of September 30, 2022.	1,973	2,633
Various equipment notes entered into in 2020, payable in monthly installments ranging from $9 to $10, including interest of 5.4%, maturing in August 2025. The notes are secured by equipment with a net book value of $1,410 as of September 30, 2022.	1,320	1,624
Various equipment notes entered into in 2021, payable in monthly installments ranging from $3 to $9, including interest ranging from 4.0% to 6.5%, maturing in February 2026 through August 2026. The notes are secured by equipment with a net book value of $1,749 as of September 30, 2022.	1,580	1,861
An equipment note entered into in 2022 with a customer, payable in monthly installments of $68 with no interest component, maturing with a balloon payment of the remaining outstanding balance in April 2023. The note is secured by equipment with a net book value of $3,991 as of September 30, 2022.	3,991	—
Various commercial insurance premium financing agreements entered into in 2021, payable in monthly installments ranging from $24 to $117, including interest ranging from 3.0% to 3.9%, maturing in October 2021 through April 2022.	—	467
Various commercial insurance premium financing agreements entered into in 2022, payable in monthly installments ranging from $19 to $143, including interest ranging from 4.2% to 5.3%, maturing in November 2022 through June 2023.	1,300	—
A $10,000 equipment line with a bank, entered into in December 2017, secured by all equipment purchased with the proceeds of the loan. Interest is calculated on any outstanding amounts using a fixed rate of 4.5%. The equipment line converted to a term loan in September 2018 with a maturity date of June 22, 2023. The term loan is secured by equipment with a net book value of $1,012 as of September 30, 2022.	1,541	3,387
Senior Unsecured Notes, issued August 2021 (see Note 9). The Notes are senior unsecured obligations of the Company, bearing stated interest at 8.5%, and rank equal in right of payment with the Company’s existing and future senior unsecured indebtedness.	135,000	135,000
Total	151,916	152,672
Less debt issuance costs, net	(10,473)	(11,444)
	141,443	141,228
Less current maturities	(12,108)	(7,567)
Notes payable due after one year	$129,335	$133,661
11. Mezzanine Equity
In March 2020, the Company entered into an agreement with an investment fund affiliated with BCP to sell 26 (twenty-six thousand) shares of Series A Preferred Stock, par value $0.01 per share (the “Preferred Stock”), with an initial aggregate liquidation preference of $26,000, net of a 3% Original Issue Discount (“OID”) of $780 for net proceeds of $25,220 in a private placement (the “Preferred Stock Offering”). Proceeds from the Preferred Stock Offering were used for liquidity and general corporate purposes. In connection with the issuance of the Preferred Stock, the Company incurred direct expenses of $966, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. The Preferred Stock was initially recorded net of OID and direct expenses, which will be accreted through paid-in-capital as a deemed dividend from the date of issuance through the first possible known redemption date, March 16, 2023. As of September 30, 2022 and December 31, 2021, the Company had accrued dividends of $1,133 and $1,030, respectively,

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
associated with the Preferred Stock, which was recorded at a fair value of $957 and $1,994, respectively, using observable information for similar items and is classified as a level 2 fair value measurement.
Dividend Rights The Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights and rights on the distribution of assets in any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Preferred Stock had an initial liquidation preference of $1 (one thousand dollars) per share.
The holders of the Preferred Stock are entitled to a cumulative dividend paid in cash at the rate of 10.0% per annum on the liquidation preference, payable on a quarterly basis. If we do not declare and pay a cash dividend to the holders of the Preferred Stock, the dividend rate will increase to 13.0% per annum, and the dividends will be paid-in-kind by adding such amount to the liquidation preference. The Company’s intention is to declare and pay in-kind dividends for the foreseeable future. The dividend rate will increase to 16.0% per annum upon the occurrence and during the continuance of an event of default. As of September 30, 2022, the liquidation preference of the Preferred Stock was $36,006.
Conversion Features The Preferred Stock is convertible at the option of the holders at any time into shares of common stock by dividing the liquidation preference by a conversion price of $2.77 per share (the “Conversion Price”), which represents a 30% premium to the 20-day volume-weighted average price ended March 4, 2020. As of September 30, 2022, the maximum number of common shares that could be required to be issued if converted is 12,999 (twelve million nine hundred ninety-nine thousand). The conversion rate is subject to the following customary anti-dilution and other adjustments:
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
Redemption Rights If the Company undergoes certain change of control transactions, the Company will be required to immediately make an offer to repurchase all of the then-outstanding shares of Preferred Stock for cash consideration per share equal to the greater of (i) 100% of the liquidation preference, including accrued and unpaid dividends, if any, plus, if applicable for a transaction occurring before the third anniversary of the closing, a make-whole premium determined pursuant to a calculation of the present value of the dividends that would have accrued through such anniversary, discounted at a rate equal to the applicable treasury rate plus 0.50% (the “Make-Whole Premium”); provided that if the transaction occurs before the first anniversary of the closing, the Make-Whole Premium shall be no greater than $4,000 and (ii) the closing sale price of the common stock on the date of such redemption multiplied by the number of shares of common stock issuable upon conversion of the outstanding Preferred Stock.
On or after the three-year anniversary of the issuance of the Preferred Stock, the Company may redeem the Preferred Stock, in whole or in part, for an amount in cash equal to the greater of (i) the closing sale price of the common stock on the date the Company delivers such notice multiplied by the number of shares of common stock issuable upon conversion of the outstanding Preferred Stock and (ii) (x) if the redemption occurs before the fourth anniversary of the date of the closing, 103% of the liquidation preference, including accrued and unpaid dividends, or (y) if the redemption occurs on or after the fourth anniversary of the date of the closing, the liquidation preference plus accrued and unpaid dividends (the foregoing clauses (i) or (ii), as applicable, the “Redemption Price”).

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
On or after the seven-year anniversary of the date of issuance, the holders have the right, subject to applicable law, to require the Company to redeem the Preferred Stock, in whole or in part, into cash consideration equal to the liquidation preference, including all accrued and unpaid dividends, from any source of funds legally available for such purpose.
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
Our contract assets are as follows:

	September 30, 2022	December 31, 2021
Costs and estimated earnings in excess of billings	$17,555	$17,163
Retainage	9,438	9,681
Total contract assets	$26,993	$26,844
Our contract liabilities are as follows:

	September 30, 2022	December 31, 2021
Billings in excess of costs and estimated earnings	$4,053	$5,716
Deferred revenue	1,585	483
Total contract liabilities	$5,638	$6,199
We recognized revenue of $57 and $5,886 for the three and nine months ended September 30, 2022 that was previously included in contract liabilities at December 31, 2021.
The Company's net position on uncompleted contracts is as follows:

	September 30, 2022	December 31, 2021
Costs incurred on uncompleted contracts	$245,077	$227,195
Estimated earnings	15,360	22,331
Total costs and estimated earnings	260,437	249,526
Less billings to date	(246,935)	(238,079)
Net balance in process	$13,502	$11,447
The net balance in process classified on the accompanying unaudited condensed consolidated balance sheets is as follows:

	September 30, 2022	December 31, 2021
Costs and estimated earnings in excess of billings	$17,555	$17,163
Billings in excess of costs and estimated earnings	(4,053)	(5,716)
Net balance in process	$13,502	$11,447

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
Anticipated losses on long-term contracts are recognized when such losses become evident. As of September 30, 2022 and December 31, 2021, accruals for anticipated losses on long-term contracts were $2 and $159, respectively.
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
A summary of the Company’s non-vested share activity for the nine months ended September 30, 2022 is as follows:

	Restricted Stock		Performance Stock		Total
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2021	885	$4.62	648	$4.24	1,533	$4.46
Granted	729	4.10	313	2.97	1,042	3.76
Forfeited	(7)	3.21	(231)	6.14	(238)	6.05
Vested	(480)	4.73	—	—	(480)	4.73
Balance as of September 30, 2022	1,127	$4.24	730	$3.11	1,857	$3.79

	Restricted Stock		Performance Stock		Total
	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2021	0.88	$4,072	1.26	$2,979	1.04	$7,051

Balance as of September 30, 2022	1.15	$2,063	1.68	$1,336	1.36	$3,399
Stock-based compensation expense related to the restricted stock issued was $664 and $550 during the three months ended September 30, 2022 and 2021, respectively and $1,813 and $1,308 for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, total unrecognized stock-based compensation expense related to non-vested awards of restricted stock, net of estimated forfeitures, was $2,943, and is expected to be recognized over a weighted-average period of 1.35 years. The total fair value of awards vested for the three and nine months ended September 30, 2022 was $0 and $2,018, respectively.
Stock-based compensation expense related to the performance stock issued was $169 and $219 during the three months ended September 30, 2022 and 2021, respectively and $559 and $459 for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, total unrecognized stock-based compensation expense related to non-vested awards of performance stock, net of estimated forfeitures, was $1,200, and is expected to be recognized over a weighted-average period of 2.02 years.
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
15. Income Taxes
The Company had income tax benefit of $77 for the three months ended September 30, 2022 and income tax expense of $203 for the three months ended September 30, 2021, and income tax expense of $342 and $432 for the nine months ended September 30, 2022 and 2021, respectively, due to current state income tax expense and adjustments to the valuation allowance on deferred tax assets.
The effective income tax rate for the nine months ended September 30, 2022 was negative 1.0% and includes the effect of the valuation allowance, state income taxes and nondeductible items. The effective income tax rate for the nine months ended September 30, 2022 was less than the federal and state statutory rates primarily due to changes in the valuation allowance, which had an impact of 24.8%.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
The Company’s income is subject to a federal statutory rate of 21.0% and an estimated state statutory rate of 4.3% before considering the valuation allowance.
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
At September 30, 2022, deferred tax liabilities, net of deferred tax assets, was $1,259. A valuation allowance has been recorded for the deferred tax assets as the Company has determined that it is not more likely than not that the tax benefits related to all the deferred tax assets will be realized. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance on its deferred tax assets.
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
Basic and diluted loss per share is determined using the following information:

	Three months ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to Charah Solutions, Inc.	$(13,359)	$(1,677)	$(35,002)	$(7,130)
Deemed and imputed dividends on Series A Preferred Stock	(150)	(148)	(449)	(443)
Series A Preferred Stock dividends	(956)	(1,946)	(4,617)	(6,161)
Net loss attributable to common stockholders	$(14,465)	$(3,771)	$(40,068)	$(13,734)

Denominator:
Weighted average shares outstanding	33,722	32,277	33,592	30,955
Dilutive share-based awards	—	—	—	—
Total weighted average shares outstanding, including dilutive shares	33,722	32,277	33,592	30,955

Net loss attributable to common stockholders per common share
Basic	$(0.43)	$(0.12)	$(1.19)	$(0.44)
Diluted	$(0.43)	$(0.12)	$(1.19)	$(0.44)
The holders of the Preferred Stock have non-forfeitable rights to common stock dividends or common stock dividend equivalents. Accordingly, the Preferred Stock qualifies as participating securities.
As a result of the net loss per share for the three and nine months ended September 30, 2022 and 2021, the inclusion of all potentially dilutive shares would be anti-dilutive. Therefore, dilutive shares of 14,640 and 12,379 were excluded from the computation of the weighted-average shares for diluted net loss per share for the three months ended September 30, 2022 and 2021, respectively and dilutive shares of 13,976 and 12,064 were excluded from the computation of the weighted-average shares for diluted net loss per share for the nine months ended September 30, 2022 and 2021, respectively.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
A summary of securities excluded from the computation of diluted earnings per share is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Diluted earnings per share:
Anti-dilutive restricted and performance stock units	2,046	1,298	1,772	1,325
Anti-dilutive Series A Preferred Stock convertible into common stock	12,594	11,081	12,204	10,739
Potentially dilutive securities, excluded as anti-dilutive	14,640	12,379	13,976	12,064
17. Subsequent Events
Preferred Stock and Debt Conversion Investments
On November 14, 2022, the Company and an investment fund affiliated with BCP entered into (i) an agreement to sell 30 (thirty thousand) shares of Series B Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”), with an initial aggregate liquidation preference of $30,000, net of a 4% Original Issue Discount (“OID”) of $1,200 for net proceeds of $28,800 in a private placement (the “Preferred Stock Investment”), and (ii) a binding term sheet to convert the then-outstanding loans under the Term Loan Agreement into equity interests in the remaining real estate associated with our GCERG and CPERG subsidiaries (the “Debt Conversion Investment”). This real estate has a carrying value of $12,077 and is classified within real estate, property and equipment, net in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2022.
The Series B Preferred Stock shall rank senior to all classes or series of equity securities of the Company with respect to dividend rights and rights on liquidation. In the event of any liquidation or winding up of the Company, the holder of each share of the Series B Preferred Stock will receive in preference to the holders of the Company common stock a per share amount equal to the greater of (i) the stated value of the Series B Preferred Stock and (ii) the amount such holders would be entitled to receive at such time if the Preferred Stock were converted into Company common stock. Proceeds from the Preferred Stock Investment will be used for liquidity and general corporate purposes.
Conversion Features The holder of the Series B Preferred Stock may at any time following the 3-month anniversary of issuance convert all or a portion of the Preferred Stock into common stock of the Company. Each share of Series B Preferred Stock will be convertible into a number of shares of common stock of the Company equal to the purchase price of such share divided by the conversion price, which will be set at an amount representing the volume-weighted average closing price of the Company common stock for the 20-trading days immediately preceding the public announcement of this transaction.
At any time after the three-year anniversary of the date of issuance, if the holders have not elected to convert all their shares of Series B Preferred Stock, the Company will have the option to convert all of the then-outstanding shares of Series B Preferred Stock; provided that (i) the closing price of the Company’s common stock exceeds 120% of the conversion price for each of the 20 consecutive trading days prior to the date of conversion, (ii) the Company’s common stock is then listed on a national securities exchange, (iii) a registration statement for re-sale of the Company’s common stock is then effective and (iv) the Company is not then in possession of material non-public information. The Company will provide the holders with 30 days’ notice of its intention to convert the Series B Preferred Stock and the holders will then have the option, in their sole discretion, to have their Series B Preferred Stock converted at the then-applicable Conversion Price or redeemed in cash at the Company’s redemption price as defined in the agreement. In the event the holders elect to have the Series B Preferred Stock redeemed in cash and the Company is unable to redeem the Series B Preferred Stock in cash, then the holders shall not be required to participate in any conversion and shall retain their then-outstanding Series B Preferred Stock in all respects.
Redemption Rights If a change of control of the Company occurs, subject to the payment in full of all obligations under the Credit Agreement, the Company will be required to immediately make an offer to repurchase all of the then-outstanding shares of Series B Preferred Stock for cash consideration per share equal to the Company’s redemption price as defined in the agreement. Unless the holders buy all or substantially all of the Company’s assets in a transaction or a series of related transactions approved by the Company’s board of directors, no acquisition or disposition of securities by the holders shall constitute a change of control hereunder.
At any time after the 30-month anniversary of the date of closing, the holders will have the option to require the Company to redeem any or all of the then-outstanding shares of Series B Preferred Stock for cash consideration equal to the stated value provided that the Company has the financial means and subject to the approval of the Company's lender if required under a customary credit facility.
At any time after the 30-month anniversary of the date of closing, and upon not less than 30 days prior written notice, if the holders have not elected to convert or redeem all their shares of Series B Preferred Stock, the Company may elect to redeem all shares of Series B Preferred Stock for an amount equal to the greater of (i) the closing sale price of the Common Stock on the date the Company delivers such notice multiplied by the number of shares of Common Stock issuable upon conversion of the outstanding Series B Preferred Stock and (ii) the stated value.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
Voting Rights The holders of the Series B Preferred Stock are entitled to vote with the holders of the common stock on an as-converted basis and not as a separate class. The voting power of the Series B Preferred Stock will be limited to 5.0% of the outstanding common stock of the Company.
Registration Rights The holders of the Series B Preferred Stock will receive (i) customary transferable shelf registration rights pertaining to the Preferred Stock and any shares of Company common stock issued upon the conversion thereof and (ii) customary piggyback and demand rights in respect of any Company common stock issued upon the conversion of any preferred stock, in each case, by amendment to the Company’s current registration rights agreement or otherwise and on terms consistent therewith.
Debt Conversion Investment: Under the binding terms of the Debt Conversion Investment, the Company, through its wholly-owned subsidiary Charah Environment Redevelopment Group ("CERG"), shall maintain responsibility for any abatement, investigation, clean-up, removal action, remedial action, restoration, repair, response action, corrective action, monitoring, sampling and analysis, installation, reclamation, closure, or post-closure in connection with the suspected, threatened or actual release of hazardous materials in connection with the environmental conditions or environmental compliance of GCERG or CPERG. Additionally, CERG shall indemnify and save and hold harmless the holders of the investment and its respective affiliates (including each of its and their respective officers, directors, employees, direct and indirect equity holders, agents, affiliates, representatives, successors and assigns) harmless from and against any and all losses suffered or incurred in connection with any liability arising out of or resulting from environmental conditions or environmental compliance associated with GCERG or CPERG.
CERG shall accept and retain and be responsible for, and pay, satisfy and discharge when due, any and all liabilities, whether arising before, on or after the date of the closing, and irrespective of whether such liabilities attached or accrue to GCERG or CPERG, CERG, or the holders in the first instance, relating to, resulting from or arising out of any environmental conditions or environmental compliance associated with GCERG or CPERG.
Reverse Stock Split
The Company's Board of Directors approved a one-for-ten reverse stock split on November 14, 2022, subject to shareholder approval, amongst other required notifications and approvals. Once this reverse stock split has been effectuated in the fourth quarter, we will update the financial statements and will recast prior periods for the change in outstanding shares.

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
We operate as a single operating segment, reflecting the suite of end-to-end services we offer our utility partners and how our chief operating decision maker reviews consolidated financial information to evaluate results of operations, assess performance and allocate resources for these services. We provide the following services through our one segment: remediation and compliance services, byproduct services, raw material sales and ERT services. Remediation and compliance services are associated with our customers’ need for multi-year environmental improvement and sustainability initiatives, whether driven by regulatory requirements, power generation customer initiatives or consumer expectations and standards. Byproduct services consist of recurring and mission-critical coal ash management and operations for coal-fired power generation facilities while also supporting both our power generation customers’ desire to recycle their recurring and legacy volumes of coal combustion residuals (“CCRs”), commonly known as coal ash, and our ultimate end customers’ need for high-quality, cost-effective supplemental cementitious materials (“SCMs”) that provide a sustainable, environmentally-friendly substitute for Portland cement in concrete. Our raw material sales provide customers with the raw materials that are essential to their business while also providing the sourcing, logistics, and management needed to facilitate these raw material transactions around the globe. ERT services represent an innovative solution designed to meet coal-fired plant energy providers’ evolving and increasingly complex plant closure and environmental remediation needs. These customers need to retire and decommission older or underutilized assets while maximizing the assets value and improving the environment. Our ERT services manage the sites' environmental remediation requirements, benefiting the communities and lowering the coal-fired plant energy providers’ costs.
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
Operating Income
We analyze our operating income, which we define as revenue and gains associated with ERT services less cost of sales, other operating expenses from ERT services, general and administrative expenses, and impairment expense to measure our financial performance. We believe that operating income is a meaningful metric because it provides insight on profitability and true operating performance based on the historical cost basis of our assets. Additionally, due to the nature of the accounting requirements relating to our ERT services, the gains from the sales of fixed assets and the costs associated with ERT fixed asset sales are recorded as a component of operating income. When analyzing operating income, we compare actual operating income to our internal projections for a given period and to prior periods to assess our performance.
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
Many power generation entities are experiencing an increased need to retire and decommission older or less economically viable generating assets while minimizing costs, maximizing the value of the assets and improving the environment. Our ERT services allow these partners to remove the environmental risk and insurance obligations and place control and oversight with a company specializing in these complex remediation and reclamation projects. We believe our broad set of service capabilities, track record of quality service and safety, exacting environmental standards, and a dependable and experienced labor force is a significant competitive advantage. Our work, mission and culture are directly aligned with meeting environmental, sustainability, and governance (“ESG”) standards and providing innovative services to solve our coal-fired plant energy providers’ most complex environmental challenges.
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
Business Environment
We believe there are long-term growth opportunities within the industry in which we operate, and we continue to have a positive long-term outlook. We believe that with our full suite of service offerings, broad geographic reach, and technical and safety expertise, we are well positioned to mitigate the risks and challenges in our industry while continuing to capitalize on opportunities and trends. The following represent the recent risks and challenges experienced by the Company.
Inflationary Market Pressures
We are experiencing the general impact of inflationary market pressures in our supply chain, labor and subcontractor markets. As a result of the tightening of the labor market, we continue to operate with disciplined hiring practices, but we believe our labor costs will remain high given our demand for labor in this environment. Further, we could continue to experience difficulties in securing pricing and the availability of certain equipment, materials and subcontractors.
While opportunities to bid on new projects and work continue to be comparable to prior year levels, we believe inflationary market pressures may impact our ability to secure backlog in the near term. Our customer are focused on cost containment to maintain allowable budgets and we continue to see projects on which we have submitted competitive bids being left unawarded from higher-than-expected cost proposals received.

Additionally, continued inflation may result in tightening of the credit markets, making access to funding, bonding, letters of credit or sureties more challenging, any of which could adversely impact our profitability and cash flow.
Competitive Labor Market.
As our continued success depends on our ability to attract and retain qualified personnel, we continue to compete to identify, hire and retain qualified employees in this labor market. We believe this labor competition trend is likely to continue, possibly to such a degree that demand for labor resources will outpace supply. Furthermore, the nature of our business as well as the markets in which our projects operate could result in shortages of qualified labor in those markets during periods of high demand. Our ability to capitalize on available opportunities is limited by our ability to employ, train and retain the necessary skilled personnel at acceptable labor costs. We continue to monitor our labor markets and do not currently believe the labor market environment will present a material risk to our profitability as we continue to retain and develop our workforce.
Supply Chain Disruption.
We are experiencing supply chain disruptions in our end markets related to the following factors: (i) delays in receiving materials and equipment, and (ii) increased logistics costs resulting from a reduction in available rail cars and truck drivers as well as increases in imported raw materials from tax, tariffs and border controls.
These factors differ in their severity and impact to our financial situation, and we continue to monitor these supply chain disruptions, logistical challenges and general market conditions with respect to availability and costs of certain materials and equipment necessary for the performance of our business and the impact to our profitability and cash flow.

Results of Operations
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

	Three Months Ended
	September 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Revenue	$81,540	$84,161	$(2,621)	(3.1)%
Cost of sales	(78,681)	(74,712)	(3,969)	5.3%
Gross profit	2,859	9,449	(6,590)	(69.7)%
General and administrative expenses	(9,493)	(9,396)	(97)	1.0%
Gains on sales of real estate, property and equipment, net	2,601	2,998	(397)	(13.2)%
Gain on ARO settlement	978	1,127	(149)	(13.2)%
Other operating expenses from ERT services	(5,847)	(817)	(5,030)	615.7%
Impairment expense	—	(700)	700	(100.0)%
Operating income	(8,902)	2,661	(11,563)	434.5%
Interest expense, net	(4,534)	(3,541)	(993)	28.0%
Loss on extinguishment of debt	—	(638)	638	(100.0)%
Loss before income taxes	(13,436)	(1,518)	(11,918)	785.1%
Income tax (benefit) expense	(77)	203	(280)	(137.9)%
Net loss	(13,359)	(1,721)	(11,638)	(676.2)%
Less loss attributable to non-controlling interest	—	(44)	44	100.0%
Net loss attributable to Charah Solutions, Inc.	$(13,359)	$(1,677)	(11,682)	(696.6)%
Revenue. Revenue decreased $2.6 million, or 3.1%, to $81.5 million for the three months ended September 30, 2022 as compared to $84.2 million for the three months ended September 30, 2021, primarily driven by decreases in remediation and compliance services revenue of $7.8 million from the net completions of project work. This decrease was partially offset by increases in byproduct services revenue of $3.5 million resulting from increased ash production and raw material sales of $1.7 million resulting from an increase in shipments.
Gross Profit. Gross profit decreased $6.5 million, or 69.7%, to $2.9 million for the three months ended September 30, 2022 as compared to $9.4 million for the three months ended September 30, 2021. As a percentage of revenue, gross profit was 3.5% and 11.2% for the three months ended September 30, 2022 and 2021, respectively. The decrease in gross profit and gross profit margin continued to be directly affected by several factors, including supply chain and logistics issues that impacted two long-term beneficial use projects and additional costs incurred to complete and demobilize certain construction projects. Delays in receiving material and obtaining necessary rail and trucking resources and securing necessary off-take agreements resulted in delays and margin degradation on the beneficial use projects. The Company is taking steps to address these issues, including working closely with its customers on mutually acceptable contract adjustments although there can be no assurance that such adjustments will be successfully negotiated. During the three months ended September 30, 2022, the gross loss was $1.6 million and $2.2 million on the construction projects and the two beneficial use projects, respectively.
General and Administrative Expenses. General and administrative expenses increased $0.1 million, or 1.0%, to $9.5 million for the three months ended September 30, 2022 as compared to $9.4 million for the three months ended September 30, 2021, primarily attributable to the timing of certain corporate expenses.
Gains on Sales of Real Estate, Property and Equipment, Net. Gains on sales of real estate, property and equipment, net decreased $0.4 million, or 13.2%, to $2.6 million for the three months ended September 30, 2022 as compared to $3.0 million for the three months ended September 30, 2021, primarily due to a decrease in scrap sale volume from the demolition of the Gibbons Creek power plant partially offset by scrap sales resulting from the acquisitions of the Avon Lake and Cheswick ERT projects.
Gain on ARO settlement. Gain on ARO settlement decreased $0.1 million for the three months ended September 30, 2022 due to differences in the timing of remediation activities and the size of the resulting gains recognized between the estimated costs used in the measurement of the fair value of the Company's AROs and the actual costs incurred for specific remediation tasks recognized on a proportionate basis.
Other Operating Expenses from ERT Services. Other operating expenses from ERT services increased $5.0 million, or 615.7%, to $5.8 million for the three months ended September 30, 2022 as compared to $0.8 million for the three months ended September 30, 2021, primarily driven by an increase in operating expenses resulting from the acquisition of the Avon Lake and Cheswick ERT projects, project management-related expenses of $1.1 million for the achievement of certain projects-related milestones and profitability levels on the Gibbons Creek ERT project and accretion expense of $2.4 million.
Impairment Expense. Impairment expense decreased $0.7 million for the three months ended September 30, 2022 due to absence of impairment charges taken on certain long-lived assets.

In performing the evaluation for potential impairment indicators with respect to the Company's long-lived assets, including the trade name indefinite-lived intangible as of September 30, 2022, we considered the impact of the Company's recent operating results on forecasts of future cash flows attributable to such trade name. While the financial results in our near-term and terminal forecast periods remain relatively consistent with prior forecasts, we continue to analyze the rapidly changing regulatory and political environment and the potential impacts to our trade name from our existing revenue-generating activities and an expansion of our ERT offerings. We continue to assess strategic initiatives to maximize the potential in our existing backlog and pipeline of opportunities.
Changes resulting from the Company's strategic decisions and initiatives, the current economic environment and other external factors, including inflationary market pressures and supply chain disruption, could result in significant adverse changes to the Company’s assumptions related to the estimated fair value of the intangible asset that could lead to a reduction in the fair value of our trade name. Any future impairment charges on our trade name indefinite-lived intangible asset could have a material adverse impact on the Company’s consolidated financial condition and results of operations.
Interest Expense, Net. Interest expense, net increased $1.0 million, or 28.0%, to $4.5 million for the three months ended September 30, 2022 as compared to $3.5 million for the three months ended September 30, 2021, primarily due to a higher weighted-average cost of capital associated with equipment financing and an increase in amortization of debt issuance costs.
Loss on Extinguishment of Debt. Loss on extinguishment of debt decreased $0.6 million, or 100%, for the three months ended September 30, 2022 to $0.0 million as compared to $0.6 million for the three months ended September 30, 2021, due to the write-off on unamortized debt issuance costs related to the Credit Facility in the third quarter of 2021.
Income Tax Expense. Income tax expense decreased $0.3 million, or 137.9%, for the three months ended September 30, 2022 to an income tax benefit of $0.1 million as compared to an income tax expense of $0.2 million for the three months ended September 30, 2021, primarily due to limitations of the utilization of deferred tax assets against the reversal of deferred tax liabilities.
Net Loss. Net loss increased $11.6 million, or 676.2%, to $13.4 million for the three months ended September 30, 2022 as compared to $1.7 million for the three months ended September 30, 2021.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

	Nine Months Ended
	September 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Revenue	$224,701	$199,786	$24,915	12.5%
Cost of sales	(222,935)	(177,832)	(45,103)	25.4%
Gross profit	1,766	21,954	(20,188)	(92.0)%
General and administrative expenses	(27,683)	(28,080)	397	(1.4)%
Gain on sales-type lease	—	5,568	(5,568)	(100.0)%
Gains on sales of real estate, property and equipment, net	8,942	6,241	2,701	43.3%
Gain on ARO settlement	4,986	1,127	3,859	342.4%
Other operating expenses from ERT services	(9,100)	(2,114)	(6,986)	330.5%
Impairment expense	—	(827)	827	(100.0)%
Operating (loss) income	(21,089)	3,869	(24,958)	645.1%
Interest expense, net	(13,574)	(10,090)	(3,484)	34.5%
Loss on extinguishment of debt	—	(638)	638	(100.0)%
Income from equity method investment	—	191	(191)	(100.0)%
Loss before income taxes	(34,663)	(6,668)	(27,995)	419.8%
Income tax (benefit) expense	342	432	(90)	(20.8)%
Net loss	(35,005)	(7,100)	(27,905)	(393.0)%
Less (loss) income attributable to non-controlling interest	(3)	30	(33)	110.0%
Net loss attributable to Charah Solutions, Inc.	$(35,002)	$(7,130)	(27,872)	(390.9)%
Revenue. Revenue increased $24.9 million, or 12.5%, to $224.7 million for the nine months ended September 30, 2022 as compared to $199.8 million for the nine months ended September 30, 2021, primarily driven by increases in in raw material sales of $12.4 million from an increase in shipments, remediation and compliance services revenue of $7.5 million from the net commencements of new project work and byproduct services revenue of $5.0 million from an increase in production.
Gross Profit. Gross profit decreased $20.2 million, or 92.0%, to $1.8 million for the nine months ended September 30, 2022 as compared to $22.0 million for the nine months ended September 30, 2021. As a percentage of revenue, gross profit was 0.8% and 11.0% for the nine months ended September 30, 2022 and 2021, respectively. The decrease in gross profit and gross profit margin was directly affected by several factors, including supply chain and logistics issues that impacted two long-term beneficial use projects and significant challenges from weather and site conditions that delayed the completion of three projects during the nine months ended September 30, 2022. Delays in receiving material and obtaining necessary rail and trucking resources and securing necessary off-take agreements resulted in delays and margin degradation on the beneficial use projects. The Company is taking steps to address these issues, including working closely with its customers on contract adjustments. During the nine months ended September 30, 2022, gross profit loss was $9.0 million and $5.9 million on the two beneficial use projects and three legacy construction projects, respectively.
General and Administrative Expenses. General and administrative expenses decreased $0.4 million, or 1.4%, for the nine months ended September 30, 2022 to $27.7 million as compared to $28.1 million for the nine months ended September 30, 2021, primarily attributable to the timing of certain corporate expenses.
Gain on sales-type lease. Gain on sales-type lease decreased $5.6 million for the nine months ended September 30, 2022 due to the absence of the recognition of a parcel transferred under a sales-type lease at an ERT project as discussed in Note 5, Balance Sheet Items, to the accompanying unaudited condensed consolidated financial statements.
Gains on Sales of Real Estate, Property and Equipment, Net. Gains on sales of real estate, property and equipment, net increased $2.7 million, or 43.3%, to $8.9 million for the nine months ended September 30, 2022 as compared to $6.2 million for the nine months ended September 30, 2021, primarily due to increased scrap sales resulting from the demolition of the Gibbons Creek power plant in the fourth quarter of 2021 and the acquisitions of the Avon Lake and Cheswick ERT projects.
Gain on ARO settlement. Gain on ARO settlement increased $3.9 million, or 342.4%, to $5.0 million for the nine months ended September 30, 2022 as compared to $1.1 million for the nine months ended September 30, 2021 due to differences in the timing of remediation activities and the size of the resulting gains recognized between the estimated costs used in the measurement of the fair value of the Company's AROs and the actual costs incurred for specific remediation tasks recognized on a proportionate basis.
Other Operating Expenses from ERT Services. Other operating expenses from ERT services increased $7.0 million, or 330.5%, to $9.1 million for the nine months ended September 30, 2022 as compared to $2.1 million for the nine months ended September 30, 2021, primarily driven by an increase in operating expenses resulting from the acquisition of the Avon Lake and Cheswick ERT projects, project management-related expenses of $2.8 million for the achievement of certain projects-related milestones and profitability levels on the Gibbons Creek ERT project and accretion expense of $3.1 million.
Impairment Expense. Impairment expense decreased $0.8 million for the nine months ended September 30, 2022 due to absence of impairment charges taken on certain long-lived assets.
Interest Expense, Net. Interest expense, net increased $3.5 million, or 34.5%, to $13.6 million for the nine months ended September 30, 2022 as compared to $10.1 million for the nine months ended September 30, 2021, primarily due to a higher weighted-average cost of capital associated with equipment financing and an increase in amortization of debt issuance costs.
Loss on Extinguishment of Debt. Loss on extinguishment of debt decreased $0.6 million, or 100%, for the nine months ended September 30, 2022 to $0.0 million as compared to $0.6 million for the nine months ended September 30, 2021, due to the write-off on unamortized debt issuance costs related to the Credit Facility in the third quarter of 2021.
Income from Equity Method Investment. Income from equity method investment decreased $0.2 million for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, due to the dissolution of our joint venture in CV Ash in the first quarter of 2021.
Income Tax Expense. Income tax expense decreased $0.1 million, or 20.8%, for the nine months ended September 30, 2022 to $0.3 million as compared to $0.4 million for the nine months ended September 30, 2021, primarily due to limitations of the utilization of deferred tax assets against the reversal of deferred tax liabilities.
Net Loss. Net loss increased $27.9 million, or (393.0)%, to $35.0 million for the nine months ended September 30, 2022 as compared to $7.1 million for the nine months ended September 30, 2021.
Condensed Consolidated Balance Sheets
The following table is a summary of our overall financial position:

	September 30, 2022	December 31, 2021	Change
	(in thousands)
Total assets	$371,885	$344,107	$27,778
Total liabilities	347,852	287,778	60,074
Mezzanine equity	41,636	35,532	6,104
Total equity	(17,603)	20,797	(38,400)
Assets
Total assets increased $27.8 million, driven primarily by:
▪$32.7 million in real estate, property and equipment additions, net acquired in the Avon Lake and Cheswick asset purchase agreements during the nine months ended September 30, 2022; and

▪$16.6 million in real estate, property and equipment additions, net of disposals, primarily driven by new capital leases of yellow-iron equipment entered into during the nine months ended September 30, 2022
These increases were partially offset by:
▪$7.1 million in decreases of cash and restricted cash due to $65.7 million of cash used in operating activities, $46.5 million of cash provided by investing activities and $12.1 million of cash used in financing activities;
▪$14.5 million in property and equipment depreciation expense during the nine months ended September 30, 2022; and
▪$5.9 million in intangible asset amortization expense during the nine months ended September 30, 2022.
Liabilities
Total liabilities increased $60.1 million, primarily driven by:
▪$34.4 million in increases of current and non-current asset retirement obligations (“AROs”) resulting from the AROs acquired of $64.5 million as part of the Avon Lake and Cheswick Transactions discussed in Note 3, Asset Acquisitions, partially offset by settlements of AROs of $28.3 million and gains on AROs settlements of $5.0 million recognized during the nine months ended September 30, 2022;
▪$15.1 million in new capital lease obligations entered into during the nine months ended September 30, 2022; and
▪$16.0 million in proceeds from the Term Loan Agreement and $8.8 million in proceeds from the Credit Agreement discussed in Note 9. Long-term Debt
These increases were partially offset by:
▪$6.4 million in principal payments on capital lease obligations; and
▪$11.5 million decrease in accrued liabilities during the nine months ended September 30, 2022
Mezzanine Equity
Total mezzanine equity increased $6.1 million related to the paid in-kind dividends and accretion associated with the Preferred Stock.
Equity
Total equity decreased $38.4 million, primarily driven by the $35.0 million net loss and $5.1 million in paid in-kind and deemed dividends associated with our Preferred Stock, partially offset by $2.4 million of share-based compensation.
Liquidity and Capital Resources
Our primary ongoing sources of liquidity and capital resources are cash on the balance sheet, cash flows generated by operating activities, borrowings under the Notes, proceeds from the issuance of common and preferred stock and availability under our asset-based lending credit agreement. Due to longer sales cycles, driven by the increase in the size, scope and complexity of remediation and compliance projects that we are bidding on, we have experienced contract initiation delays and project completion delays that have adversely affected our revenue and overall liquidity. Our lengthy and complex projects require us to expend large sums of working capital, and delays in payment receipts, project commencement or project completion can adversely affect our financial position and the cash flows that typically fund our expenditures.
Several factors impacted the Company's financial results and cash flows during the three and nine months ended September 30, 2022, which included (i) supply chain and logistics issues that impacted two long-term beneficial use projects, (ii) significant challenges from weather and site conditions that delayed the completion of three projects and (iii) accelerated cash outflows for remediation activities on an ERT project. Delays in receiving material and obtaining necessary rail and trucking resources and securing necessary off-take agreements resulted in delays and margin degradation on the beneficial use projects. The Company is taking steps to address these issues, including working closely with its customers on contract adjustments, increasing commercial rigor and risk assessment for new work, and improving our project management oversight, tools, and processes.
In response to recurring operating losses and liquidity needs, the Company has frequently secured additional financing or equity contributions from its majority shareholder, BCP, to fund the Company’s operations and meet capital requirements. BCP is not obligated to provide future funding or equity contributions to the Company were they to be needed.
As of September 30, 2022, we had $7.7 million of cash on hand, $2.7 million of borrowing capacity under our Credit Agreement (as defined elsewhere herein) and $4.0 million of borrowing capacity under our Term Loan Agreement for total liquidity of $14.4 million. Charah Solutions had borrowings of $8.8 million under the Credit Agreement as of September 30, 2022, and the springing financial covenant was not in effect.
On November 8, 2022, the Company elected to draw down the remaining $4.0 million available under the Term Loan Agreement to fund operating activities. Immediately following this drawdown, $20.0 million of aggregate loans were outstanding and there was no remaining borrowing capacity available under the Term Loan Agreement.

On November 14, 2022, the Company entered into an agreement with an investment fund affiliated with BCP to sell thirty- thousand shares of Series B Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”), with an initial aggregate liquidation preference of $30.0 million, net of a 4% Original Issue Discount (“OID”) of $1.2 million for net proceeds of $28.8 million in a private placement (the “Preferred Stock Investment”). Proceeds from the Preferred Stock Investment will be used for liquidity and general corporate purposes.
After giving consideration to the Preferred Stock Investment, we believe our cash on hand, including the net proceeds from the Preferred Stock Investment, availability under the Credit Agreement and cash generated from operations will be sufficient to cover our working capital requirements and debt obligations for the next 12 months from the issuance of this Quarterly Report.
Cash Flows
The following table sets forth our cash flow data:

	Nine Months Ended
	September 30,		Change
	2022	2021	$
	(dollars in thousands)
Net cash and restricted cash (used in) provided by operating activities	(65,737)	2,028	$(67,765)
Net cash and restricted cash provided by investing activities	46,535	31,638	14,897
Net cash and restricted cash provided by financing activities	12,132	8,176	3,956
Net change in cash and restricted cash	$(7,070)	$41,842	$(48,912)
Operating Activities
Net cash and restricted cash (used in) provided by operating activities decreased $67.8 million to net cash and restricted cash used in operating activities of $65.7 million for the nine months ended September 30, 2022 as compared to net cash and restricted cash provided by operating activities of $2.0 million for the nine months ended September 30, 2021. The change in cash flows from operating activities was primarily attributable to:
•an increase in net loss of $27.9 million.
•a decrease in non-working capital adjustments to net loss of $0.8 million, primarily due to increases in gains on ARO settlements and gains on sales of real estate, property and equipment of $5.0 million and $1.0 million, respectively, during the nine months ended September 30, 2022 as well as the absence of paid-in-kind interest on long-term debt of $2.8 million during the nine months ended September 30, 2022. These changes were partially offset by the absence of the gain on sales-type lease of $5.6 million and increases of depreciation and amortization and amortization of debt issuance costs of $1.8 million and $1.1 million, respectively, during the nine months ended September 30, 2022.
•an increase in cash used from all other operating activities of $40.6 million, which was primarily driven cash settlements of the existing liabilities related to AROs.
Investing Activities
Net cash provided by investing activities increased $14.9 million to $46.5 million for the nine months ended September 30, 2022 as compared to $31.6 million for the nine months ended September 30, 2021. The changes in cash flows from investing activities was primarily driven by the absence of payments of $7.4 million of the working capital adjustment and other items resulting from the sale of the Allied subsidiary, increases of $1.8 million in net proceeds from the sales of real estate, property and equipment from increased scrap sales ERT projects and increases of $3.3 million in cash and restricted cash received from ERT transactions resulting from the Avon Lake and Cheswick Transactions.
Financing Activities
Net cash provided by financing activities increased $4.0 million to $12.1 million for the nine months ended September 30, 2022 as compared to net cash provided by financing activities of $8.2 million for the nine months ended September 30, 2021. The change in cash flows from financing activities was primarily driven by $16.0 million in proceeds from the Term Loan Agreement and $8.8 million in proceeds from the Credit Agreement discussed in Note 9 Long-term Debt.
Working Capital
Our working capital, which we define as total current assets less total current liabilities, totaled $18.0 million at September 30, 2022 as compared to $31.5 million at December 31, 2021. This decrease in net working capital for the nine months ended September 30, 2022 was primarily due to:
•decreases in cash and cash equivalents from net cash used in operating activities, partially offset by cash provided by investing and financing activities;
•increases in AROs primarily driven by the AROs acquired in the Avon Lake and Cheswick Transactions, partially offset by settlements and gains on settlement of the Gibbons Creek AROs during the nine months ended September 30, 2022; and

•increases in capital lease obligations and notes payables due to new long-term debt financing and capital leases entered into during the nine months ended September 30, 2022.
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
As of September 30, 2022, the Company has $8.8 million draw on the Credit Agreement. Outstanding letters of credit were $10.7 million and $19.0 million as of September 30, 2022 and December 31, 2021. As of September 30, 2022, all outstanding letters of credit were issued with JPMorgan.
On August 15, 2022, the Company entered into Amendment No. 1 to the Credit Agreement (the “Credit Agreement Amendment”) with JPMorgan Chase Bank, N.A., as administrative agent, the lenders party thereto and certain subsidiary guarantors named therein. The Credit Agreement Amendment, among other things, permitted the Company (and certain of its subsidiaries) to execute the Term Loan Agreement and guarantee the Term Loan Agreement borrower’s obligations under the Term Loan Agreement. Additionally, the Credit Agreement Amendment permits the Company to include certain gains on ARO settlements and cash received for deferred gains from ERT projects in the calculation of the Company’s fixed charge coverage ratio under the Credit Agreement's financial covenant. As of September 30, 2022, after taking into account the terms of the Credit Agreement Amendment, the Company would have met the financial covenant had it been in effect.
On November 14, 2022, the Company entered into Amendment No. 2 to the Credit Agreement (the “ Second Credit Agreement Amendment”) with JPMorgan Chase Bank, N.A., as administrative agent, the lenders party thereto and certain subsidiary guarantors named therein. The Second Credit Agreement Amendment, among other things, changed the benchmark rate floor on such loans from the LIBO Rate to the Adjusted Term SOFR Rate, increased the revolver Term Benchmark spread from 2.25% to 2.75%, and modified the test for the Covenant Testing Period such that any excess borrowing base over the revolving commitment amount could reduce the threshold that triggers the covenant test up to $2.0 million. Additionally, the Second Credit Agreement Amendment permits the Company to include $15.0 million of equity contributions in "EBITDA", as defined in the Second Credit Agreement Amendment, for the fourth quarter of 2022.
As of November 14, 2022, based on the undrawn letters of credit utilization of $10.7 million, borrowings of $8.8 million under the Credit Agreement and applicable financial covenant requirements, springing covenants would become applicable if the Company were to borrow an additional $3.9 million under the Credit Agreement. As of September 30, 2022, after taking into account the terms of the Credit Agreement Amendment, the Company would not have met the financial covenant had there been a Covenant Testing Period and the financial covenant had been in effect.
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
As of September 30, 2022, the Term Loan Borrower had borrowings of $16.0 million under the Term Loan Agreement. On November 8, 2022, the Company elected to draw down the remaining $4.0 million available under the Term Loan Agreement to fund operating activities.
As a result of entering into the Term Loan Agreement, $0.5 million of third-party fees were capitalized as debt issuance costs that will be amortized through interest expense, net in the unaudited condensed consolidated Statements of Operations using the effective interest method through the maturity date of the Term Loan Agreement.
Equipment Financing Facilities
We have entered into various equipment financing arrangements to finance the acquisition of certain equipment (the “Equipment

Financing Facilities”). As of September 30, 2022, we had $15.6 million of equipment notes outstanding. Each of the Equipment Financing Facilities includes non-financial covenants, and, as of September 30, 2022, we were in compliance with these covenants.
Series A Preferred Stock
In March 2020, the Company entered into an agreement with an investment fund affiliated with BCP to sell twenty-six thousand shares of Series A Preferred Stock, par value $0.01 per share (the “Preferred Stock”), for net proceeds of approximately $25.2 million in a private placement (the “Preferred Stock Offering”). The Preferred Stock had an initial liquidation preference of $1,000 per share and pays a dividend at the rate of 10% per annum in cash, or 13% if the Company elects to pay dividends in-kind by adding such amount to the liquidation preference. The Company intends to pay dividends-in-kind for the foreseeable future. Proceeds from the Preferred Stock Offering were used for liquidity and general corporate purposes.
For more information related to the Series A Preferred Stock, see Note 11, Mezzanine Equity, to the accompanying unaudited condensed consolidated financial statements.
Series B Preferred Stock
On November 14, 2022, the Company entered into an agreement with an investment fund affiliated with BCP to sell thirty- thousand shares of Series B Preferred Stock, par value $0.01 per share, with an initial aggregate liquidation preference of $30.0 million, net of a 4% OID of $1.2 million for net proceeds of $28.8 million in a private placement. Proceeds from the Preferred Stock Investment will be used for liquidity and general corporate purposes.
For more information related to the Series B Preferred Stock, see Note 17, Subsequent Events, to the accompanying unaudited condensed consolidated financial statements.
Reverse Stock Split
The Company's Board of Directors approved a one-for-ten reverse stock split on November 14, 2022, subject to shareholder approval, amongst other required notifications and approvals. Correspondingly, the initial trading price of CHRA common stock is expected to proportionately increase immediately following the reverse stock split. However, other factors may adversely affect the price of the common stock and there can be no assurance that the reverse stock split will increase the trading price of the Company’s common stock.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands)
Net loss attributable to Charah Solutions, Inc.	$(13,359)	$(1,677)	$(35,002)	$(7,130)
Interest expense, net	4,534	3,541	13,574	10,090
Loss on extinguishment of debt	—	638	—	638
Income tax (benefit) expense	(77)	203	342	432
Depreciation and amortization	7,008	6,263	20,398	18,578
Equity-based compensation	834	769	2,371	1,767
Impairment expense	—	700	380	827
Transaction-related expenses and other items(1)	450	(73)	458	1,174
Adjusted EBITDA	$(610)	$10,364	$2,521	$26,376
Adjusted EBITDA margin(2)	(0.7)%	12.3%	1.1%	13.2%
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
Contractual Obligations
As of September 30, 2022, there have been no material changes in our outstanding contractual obligations from those disclosed within Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2021 except as disclosed in the Liquidity and Capital Resources section of this Quarterly Report.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d‑15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on such evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022 because of the material weakness in our internal control over financial reporting, both as described below and as previously identified in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Changes in Internal Control Over Financial Reporting
Aside from the actions taken as described in Management's Remediation Plan above to improve the Company’s internal control over financial reporting, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
During the three months ended September 30, 2022, there were no repurchases of our common stock.

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

10.2
Term Loan Agreement, dated August 15, 2022, by and among Gibbons Creek Environmental Redevelopment Group, LLC, Charah Solutions, Inc., Charah, LLC and Charah Preferred Stock Aggregator, LP.*** (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 15, 2022).

10.3
Amendment No. 1 to Credit Agreement, dated August 15, 2022, by and among Charah Solutions, Inc., JPMorgan Chase Bank, N.A., as administrative agent, the lenders party thereto and certain subsidiary guarantors named therein. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed August 15, 2022).

10.4
Employment Agreement between Charah, LLC, Charah Solutions, Inc. and Jonathan Batarseh, effective October 17, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 18, 2022).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a)/15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a)/15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
    ___________

*	Filed herewith.
**	Furnished herewith.
***	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission on request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARAH SOLUTIONS, INC.

November 14, 2022	By:	/s/ Scott A. Sewell
	Name:	Scott A. Sewell
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

November 14, 2022	By:	/s/ Jonathan T. Batarseh
	Name:	Jonathan T. Batarseh
	Title:	Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)