Form 10-K
period 2022-12-31
Charah Solutions, Inc.
filed 2023-05-31
CIK 1730346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission file number 001-38523
CHARAH SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	82-4228671
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

12601 Plantside Drive Louisville, KY 40299 (Address of principal executive offices)	40299 (Zip Code)

(Registrant’s telephone number, including area code: (502) 245-1353
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CHRA	OTC Markets*
8.50% Senior Notes due 2026	CHRB	OTC Markets*

*On April 3, 2023, Charah Solutions, Inc. common stock and 8.50% Senior Notes due 2026 were suspended from trading on The New York Stock Exchange. On April 4, 2023, Charah Solutions, Inc. common stock and 8.50% Senior Notes due 2026 began trading on the OTC Markets operated by the OTC Markets Group, Inc., under the trading symbols CHRA and CHRB, respectively.

Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒
As of June 30, 2022, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was $65,662,181. The registrant has no non-voting stock.
As of May 15, 2023, the registrant had 3,402,624 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

CHARAH SOLUTIONS, INC.

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2022

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
•our ability to successfully consummate the transaction contemplated in the merger agreement with SER Capital Partners as discussed herein;
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

PART I
Item 1. Business
Our Company
Charah Solutions, Inc. (together with its subsidiaries, “Charah Solutions,” the “Company,” “we,” “us,” or “our”) is a leading national service provider of mission-critical environmental services and byproduct recycling to the power generation industry. We offer a suite of remediation and compliance services, byproduct services, raw material sales and Environmental Risk Transfer (“ERT”) services. We also design and implement solutions for complex environmental projects (such as coal ash pond closures) and facilitate coal ash recycling through byproduct marketing and other beneficial use services. We believe we are a partner of choice for the power generation industry due to our quality, safety, domain experience and compliance record, all of which are key criteria for our customers. In 2022, we performed work at more than 40 coal-fired generation sites nationwide.
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
Market Opportunity
The U.S. power generation industry is composed of critical infrastructure providing essential electric power to communities nationwide. According to the U.S. Energy Information Administration (the “EIA”), as of 2022, there were approximately 500 large-scale facilities in the United States with generation capabilities of at least 250 megawatts, including more than 150 coal-fired power plants. With near-constant demand from consumers and industry, these facilities' continuous operation is critical given potentially high economic and reputational costs of downtime. These complex facilities have specialized and recurring environmental and compliance service needs to maintain continuous operations throughout their lifecycles. These service needs are particularly significant for coal-fired plants due to the increasing demands of environmental regulation, the aging nature of the installed base, and the feedstock characteristics required to power such facilities. Due to the breadth and scope of these service needs, power plant operators typically do not possess the necessary capabilities internally and instead outsource these mission-critical and often regulatory-driven requirements to a fragmented set of service providers. Many significant dynamics support the continuing need for these specialized services.
Coal-Fired Power Plants Have Significant and Recurring Environmental Management Needs Associated with Their Waste Byproducts
Coal-fired power plants consistently generate various waste byproducts throughout the power generation process. The primary type of these waste byproducts is CCRs. CCRs come in multiple forms, including fly ash, bottom ash, and boiler slag, and are collected throughout the coal burning process. Although not considered a hazardous waste under the Resource Conservation and Recovery Act, as amended (the “RCRA”), utilities have significant regulatory and reputational risks associated with the handling and disposal of coal ash. According to the American Coal Ash Association, approximately 77 million tons of coal ash were produced in 2021, the latest year for which data is available. Coal ash management is mission-critical to coal-fired power plants' daily operations as they generally have on-site storage capacity for only three to four days of CCR waste accumulation. This limited coal ash storage capacity requires continuous daily monitoring, handling, transportation, and disposal to enable ongoing power plant operation. The U.S. Environmental Protection Agency (the “EPA”) has estimated that coal-fired utilities spend approximately $2.9 billion per year on coal ash management. Power plant operators typically engage specialized service providers to conduct this critical recurring activity on-site alongside their plant personnel.
Large Installed Base of Legacy Coal Ash Disposal Ponds That Require Remediation
Collected coal ash is disposed of or beneficially used (recycled) in a range of applications. According to the American Coal Ash Association, utilities disposed of approximately 40% of coal ash produced in the United States during 2021. According to EPA data published, of the CCRs generated that were not beneficially used, approximately 80% were disposed in on-site disposals units, with the balance transported and disposed of off-site at third-party landfills. For many years, coal-fired power plants relied on ash ponds as the primary disposal locations for CCRs. The vast majority of these older inactive and older existing ash ponds were constructed without the design standards now mandated by regulation to prevent harm to the environment, and those ponds will require remediation or closure in the future. The EPA estimated that there are more than 1,000 active and inactive on-site landfill and surface impoundments, substantially all of which will require remediation or closure. These sites will require significant capital expenditures from their owners and specialized environmental expertise to monitor them on an ongoing basis, remediate and relocate the waste, or completely close.
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
Additionally, power plants are highly regulated by environmental authorities at the federal, state, and local government levels, which have recently added compliance requirements. An example is the Disposal of Coal Combustion Residuals From Electric Utilities; Final Rule (the “CCR Rule”). The EPA enacted the CCR Rule in April 2015 in response to two significant coal ash spills in Kingston, Tennessee and Eden, North Carolina, that caused widespread environmental damage. The CCR Rule regulates the disposal of coal ash as a solid waste. It established new requirements for the closure and remediation of existing coal ash ponds and restrictions on the location of new ash ponds. The CCR Rule will result in significant incremental environmental management costs for many industry participants. Also, the power generation industry is proactively implementing environmental best practices across their assets, even when not yet required by law.
Recycling Waste Byproducts Is a Critical Component of the Coal Ash Value Chain
Coal ash can be recycled to produce positive environmental, economic, and performance benefits, such as lower greenhouse gas (“GHG”) emissions, reduced use of other natural resources and improved strength and durability of materials. According to the American Coal Ash Association, approximately 47 million tons, or 60%, of coal ash produced in the United States was beneficially used in 2021. The leading beneficial use of coal ash is as a direct and more economical substitute for cement during the production of concrete (12.6 million tons of CCRs production and use in 2021). There are many good reasons to view coal combustion residuals as a resource rather than a waste. Recycling them conserves natural resources and saves energy.
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
Coal Power Generation Remains an Important Energy Source
According to the EIA, while renewable energy and natural gas sources are expected to provide an increasing share of U.S. domestic energy production, coal-fired power generation is expected to remain a key baseload energy source for decades, providing at least 0.9 trillion kilowatt-hours of energy production annually through 2050. In 2022, coal power generation accounted for approximately 20% of domestic U.S. energy generation. Coal power generation is projected to decrease to 18% between 2022 and 2023, due to increases in solar and wind projects coming online this year. Although these other energy generation sources are expected to make moderate gains on a percentage contribution basis, we believe the aggregate demand for coal power generation will remain consistent as the installed base of coal plants is deeply entrenched throughout the U.S. national power grid.
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
According to the EIA, after substantial retirements of U.S. coal-fired electric generating capacity from 2015 to 2020 that averaged 11.0 GW a year, coal capacity retirement slowed to less than 5.0 GW in 2021. However, the retirement of coal-fired generators increased in 2022 and operators plan to retire 8.9 GW of coal capacity in 2023, or 4.5% of the coal-fired generating capacity.
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
Many utilities are experiencing an increased need to retire and decommission older or less economically viable generating assets while minimizing costs and maximizing the asset's value and improving the environment. Our ERT services allow these partners to remove the environmental risk and insurance obligations and place control and oversight with a company specializing in these complex remediation and reclamation projects. We believe our broad set of service capabilities, track record of quality service and safety, exacting environmental standards, and a dependable and experienced labor force is a significant competitive advantage. Our work, mission and culture are directly aligned with meeting environmental, social, and governance (“ESG”) standards and providing innovative services to solve our utility customers’ most complex environmental challenges. We have a proven track record of quality, safety, and compliance, and we are committed to reducing greenhouse gas emissions and preserving our environment for a cleaner energy future.
Our Strengths
We believe our company has become a leader in providing mission-critical environmental services to the power generation industry. Our strengths that support our leading position include:
Outstanding Quality, Safety, and Compliance
We believe we are a partner of choice for our customers due to our reputation as a leader in quality, safety, and compliance. Utilities and independent power producers are generally risk-averse and focus on environmental and safety considerations as crucial factors for awarding on-site service provider contracts. We believe our reputation for and dedication to quality, outstanding safety record, and adherence to environmental compliance standards provide a distinct competitive advantage and differentiate us from many of our competitors. We believe we have developed trusted relationships and credibility with regulatory agencies supported by our team of in-house compliance experts. We pride ourselves on being a reliable partner to our customers, consistently delivering high-quality, efficient, and on-time service.
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
Long-Term Partnerships with Leading Power Generators
Our customers are some of the largest power generation companies in the United States, including Dominion Energy, Inc., Duke Energy Corporation, Dynegy Inc., PPL Corporation, The Southern Company and Consumers Energy. Given our services' essential nature, our on-site personnel becomes integrated into each facility's daily procedures, seamlessly working with utility employees to provide uninterrupted continuous operations. Our co-location and integration into our customers’ daily operations result in direct relationships with key decision-makers at every level of our customers’ organizations. We believe this embedded partnership deepens customer connectivity and drives longer customer tenure. In some cases, these relationships have spanned more than 20 years. For example, LG&E and KU Energy LLC, which PPL Corporation currently owns, have been customers for more than 20 years. We have also demonstrated the ability to grow our service offerings with a single customer. We first provided Duke Energy Corporation with byproduct services in 2001 at two plants, and we now provide all of our coal-related services across seven of their plants. We believe these long-term relationships are critical for renewing existing contracts, winning incremental business from existing customers at new sites, and adding new customers.
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
Customers
We have developed our long-term, committed relationships to become a preferred provider to many of the largest power generation companies in the United States. In 2022, we performed work at more than 40 plants for more than 20 “blue-chip” entities, including Ameren Corporation, Big Rivers Electric Corporation, Consumers Energy, Dominion Energy, Inc., Duke Energy Corporation, Hoosier Energy Rural Electric Cooperative, Inc., NRG Energy, Inc., PPL Corporation, The Southern Company and Vistra Corp. The majority of our power generation clients have investment-grade credit ratings. During the year ended December 31, 2022, one customer accounted for $64,484 of total consolidated revenue. As of December 31, 2022, this customer accounted for 28.9% of total consolidated trade accounts receivable, net. If a major customer decided to stop purchasing our services, revenue could decline, and our operating results and financial condition could be adversely affected.
Award Status
In 2022, we won $247 million in contracted new awards, as compared to $840 million and $715 million in 2021 and 2020, respectively. Though the timing of future awards is difficult to determine, we believe we are well-positioned to capture a significant portion of a large and growing addressable market.
Joint Ventures and Contractual Arrangements
A portion of our byproduct services was provided through the following two joint ventures:
Ash Venture Joint Venture
In December 2013, we formed Ash Venture LLC, a North Carolina limited liability company (“Ash Venture”), which provided ash management and marketing services to the utility industry. Ash Venture was a joint venture between Charah, LLC, a Kentucky limited liability company and our wholly-owned subsidiary (“Charah”), and Titan America, LLC, an unrelated third party. Charah owned 67% of Ash Venture, and the third party owned 33%. During the year ended December 31, 2021, the agreement to provide ash management and marketing services with the third-party utility partner came to its conclusion, and the joint venture began settling its remaining current assets and liabilities through the normal course of business. The joint venture was dissolved during the year ended December 31, 2022.
Equity Method Investment
In January 2016, we formed CV Ash, a joint venture with VHSC Holdings, LLC, an unrelated third party, which marketed and sold fly ash to the ready-mix concrete market. We accounted for the joint venture under the equity method. Charah and the third party each owned 50% of the joint venture. During the first quarter of 2021, the CV Ash joint venture relationship ended, and the joint venture began settling its remaining current assets and liabilities through the normal course of business. The joint venture was dissolved during the year ended December 31, 2022.

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
•    EPA CCRs Rule. As a CCR, coal ash had previously mainly been exempted from regulation under the RCRA by the “Bevill amendment” and, therefore, was subject to state-level solid waste regulations. However, after a major spill at a Tennessee Valley Authority site in Tennessee in 2008, the EPA began a rulemaking process to regulate CCRs. That process ended with the publication in April 2015 of the CCR Rule to regulate the disposal of CCRs, including fly ash, bottom ash, and flue gas desulfurization products generated at coal-fired power plants. The CCR Rule (which became effective October 17, 2015), among other things, regulates CCRs as non-hazardous waste and imposes new standards for location, groundwater monitoring, and dam stability on surface impoundments and requires long-term monitoring of existing and new surface impoundments and landfill facilities. The CCR Rule also preserves an exemption for CCRs when used for beneficial purposes.
•CCR Rule Litigation and Amendments. In March 2018, the EPA issued proposed “Phase 1” rules to reconsider certain sections of the CCR Rule (including provisions remanded back to EPA by the D.C. Circuit Court of Appeals in June 2016). In July 2018, the EPA issued a final “Phase 1, Part 1” rule that modified the CCR Rule to allow the application of certain alternative performance standards by states with EPA-approved CCR permit programs under the Water Infrastructure Improvements for the Nation Act (the “WIIN Act”). The Phase 1, Part 1 rule also established Groundwater Protection Standards for certain chemical constituents under the CCR Rule and provided additional time (until October 31, 2020) for certain non-compliant CCR surface impoundments to cease receipt of waste and begin closure. (EPA has stated its intent to issue a Phase 1, Part 2 rule in the future to address elements of the Phase 1 proposal not finalized in the Part 1 rule.) In August 2018, the U.S. Court of Appeals for the D.C. Circuit vacated and remanded portions of the CCR Rule to EPA for further rulemaking, including a finding that unlined (including clay-lined) CCR surface impoundments must be closed under the rule. In August 2020, EPA finalized its Holistic Approach to Closure Part A regulation, which, among other things, requires: the closure of unlined CCR surface impoundments (including clay-lined impoundments) (pursuant to the D.C. Circuit decision of August 2018); established a deadline of April 11, 2021 for such unlined CCR surface impoundments to cease receipt of waste and commence closure; established a process whereby affected owners/operators could request additional time to cease receipt of waste and commence closure based on the unavailability of alternative CCR disposal capacity; and amended and expanded the annual Groundwater Monitoring and Corrective Action reporting requirements under the CCR Rule. EPA also finalized part of its Holistic Approach to Closure Part B regulation in November 2020, which established an option for certain CCR surface impoundments to continue operation based on an alternative liner demonstration.
•    WIIN Act. In December 2016, Congress passed the WIIN Act, which, among other things, establishes an option for states to assume primacy in permitting and enforcement of the CCR Rule. The WIIN Act directed the EPA to provide guidance to states on issuing state regulations to manage the CCR program. The EPA published the Coal Combustion Residuals State Permit Program Guidance Document (Interim Final) in August 2017. States may now submit their CCR regulatory programs to the EPA and receive EPA approval provided they are equivalent to or more stringent than federal guidelines. As noted above, the rule finalized by the EPA in July 2018 further implements the WIIN Act's objectives by allowing states or the EPA to incorporate flexibilities into their coal ash permit programs. On February 20, 2020, EPA published a proposed rule in the Federal Register that would establish a federal CCR permit program administered by EPA (in the absence of an approved state permitting program), pursuant to its authority under the WIIN Act. EPA has stated that it intends to issue a final federal CCR permitting rule in July 2023. In February 2023, the EPA announced a $2 billion infrastructure law grant for participating states and territories to address contaminants in drinking water under the WIIN Act.
•Groundwater Protection. On January 11, 2022, the EPA made a series of announcements concerning the agency’s interpretation and enforcement of the CCR Rule, which EPA said were designed to expand and strengthen the regulation of coal ash and groundwater protection at regulated CCR surface impoundments and landfills. First, EPA announced proposed decisions (three denials and one conditional approval) for four of the 57 “Part A Demonstrations” submitted to EPA pursuant to the Holistic Approach to Closure Part A rule. In those proposed decisions, EPA stated, among other things, that CCR surface impoundments and landfills cannot be closed with coal ash in contact with groundwater. EPA has subsequently issued additional proposed decisions on Part A Demonstrations and has finalized several of those decisions. In those decisions, EPA has provided its interpretations on a number of regulatory issues, including remediation and closure criteria for leaking ash ponds, all of which are likely to increase environmental management costs for many industry participants. Several legal actions are pending that challenge EPA’s Part A interpretations. In EPA’s January 2022 announcements, the agency also stated that it had sent letters to certain other facilities noting concerns with their CCR Rule compliance and that it intended to move forward with rulemaking for a federal CCR permit program and a CCR “legacy impoundment” rule (see below).
•Legacy Impoundments. On October 14, 2020, EPA issued an advanced notice of proposed rulemaking seeking input on inactive CCR surface impoundments at inactive electric utilities, referred to as “legacy CCR surface impoundments.” The notice was in response to an August 21, 2018 court decision that vacated and remanded the provision that exempted inactive impoundments at inactive electric utilities from the 2015 CCR rule. EPA has stated its intent to publish a proposed rule to regulate “legacy CCR surface impoundments” in June 2023. This rule has the potential to require investigation, remediation and/or closure activities at numerous additional former CCR surface impoundments.
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
Regulations Affecting the Coal Industry
The services offerings are dependent upon managing CCRs produced by our customers, typically coal-fired power plants. Coal-fired power plants and the coal industry are generally highly regulated under federal and state law. Regulation affecting this industry is ever-evolving, including the following:
•    Clean Air Act. The federal Clean Air Act of 1970 and subsequent amendments, particularly the Clean Air Act Amendments of 1990 (as amended, the "CAA"), and corresponding state laws and EPA regulations (discussed below), regulate the emission of air pollutants such as SOx, NOx, particulate matter (“PM”), and ozone. The EPA finalized more stringent ambient air quality standards for fine PM in January 2013 and ozone in October 2015 and issued a final policy assessment for NOx in April 2017 and a draft policy assessment for SOx in August 2017. The EPA concluded that the current primary NOx standard is adequate, but has not taken additional steps concerning the SOx standards. Utilities have been required to make changes, such as changing fuel sources, installing expensive pollution control equipment, and, in some cases, shutting down plants to meet EPA emissions limits. On January 20, 2021, the current administration issued an executive order directing all federal agencies to review and take action to address any federal regulations, orders, guidance documents, policies and any similar agency actions promulgated during the prior administration that may be inconsistent with the administration’s policies. As a result, the degree to which certain recent regulatory developments may be modified or rescinded is unclear. The executive order also established an Interagency Working Group on the Social Cost of Greenhouse Gases (“Working Group”), which is called on to, among other things, develop methodologies for calculating the “social cost of carbon,” “social cost of nitrous oxide” and “social cost of methane.” The Working Group filed its final recommendations on January 25, 2022. with the public comment period ending on February 15, 2022. The recommendations are currently undergoing external scientific peer review managed by a contractor of the EPA. A meeting of the expert panel peer reviewing EPA's "Report on the Social Cost of Greenhouse Gases: Estimates Incorporating Recent Scientific Advances" occurred on March 29, 2023. Further regulation of air emissions and uncertainty regarding the future course of regulation could eventually reduce the coal demand.
•National Ambient Air Quality Standards. The CAA requires the EPA to set National Ambient Air Quality Standards (“NAAQS”) for six pollutants considered harmful to public health and the environment (“criteria pollutants”). Areas that are not in compliance with these standards are considered “non-attainment areas.” In recent years, the EPA has adopted more stringent NAAQS for these criteria pollutants that could directly or indirectly impact coal plants by designing new non-attainment areas. This could prompt local changes to permitting or emissions control requirements, as prescribed by federally mandated state implementation plans that require emission source identification and emission reduction plans. Final rules may require significant investment in emissions control technologies by our customers in the electric power generation industry and could affect coal demand. For example, in 2015, the EPA finalized the NAAQS for ozone pollution and reduced the limit to 70 parts per billion (ppb) from the previous 75 ppb standard. The final rule was challenged in the D.C. Circuit. On April 7, 2017, the EPA advised the D.C. Circuit that it intended to reconsider the final rule, and the Court subsequently stayed the litigation pending further action by the EPA. In August 2018, the EPA ultimately decided not to revisit the rule. As a result, the D.C. Circuit lifted its stay of the 2015 ozone NAAQS rule imposing the 70 ppb ambient air quality standard while the EPA reviews the standards under an expedited review process. On October 31, 2019, the EPA published a draft policy assessment recommending that the 70 ppb ozone NAAQS be retained. In December 2020, the EPA retained without changes these current NAAQS standards. However, as noted above, on January 20, 2021, the current administration issued an executive order directing federal agencies to review and take action to address any federal regulations or similar agency actions promulgated during the prior administration that may be inconsistent with the current administration’s stated priorities. On October 29, 2020, the EPA determined that California, Connecticut, New York, Pennsylvania, and Texas did not submit a State Implementation Plan (SIP) revision which satisfied the CAA’s reasonably available control technology (RACT) requirements with regard to ozone standards. The EPA’s findings trigger a 24-month deadline for the EPA approve the respective SIP or finalize a Federal Implementation plan which addresses the deficiencies. In January 2023, EPA issued a proposed reconsideration for the PM2.5 NAAQS, proposing to lower the current annual standard from 12 ug/m3 to a level between 9 and 10 ug/m3. EPA is expected to issue a final PM NAAQS rule in the summer 2023. In March 2023, EPA’s Clean Air Scientific Advisory Committee discussed an ozone NAAQS in the range of 55 ppb to 60 ppb, in addition to a more stringent secondary ozone standard. EPA is expected to issue a proposed ozone NAAQS rule in spring 2024. In January 2023, EPA issued a proposed reconsideration for the PM2.5 NAAQS, proposing to lower the current annual standard from 12ug/m3 to a level between 9 and 10 ug/m3. EPA is expected to issue a final PM NAAQS rule in the summer of 2023. In March 2023, EPA's Clean Air Scientific Advisory Committee discussed an ozone NAAQS in the range of 55 ppb to 60 ppb, in addition to a more stringent secondary ozone standard. EPA is expected to issue a proposed ozone NAAQS rule in spring 2024.
•    Cross-State Air Pollution Rule. In July 2011, the EPA adopted the Cross-State Air Pollution Rule (the “CSAPR”), a cap-and-trade type program requiring utilities to make substantial reductions in SO2 and NOx and emissions that contribute to ozone and in fine PM emissions to reduce interstate transport of such pollution. The CSAPR was challenged and vacated by the D.C. Circuit Court of Appeals in August 2012, but the U.S. Supreme Court reversed that decision in April 2014. The D.C. Circuit has since lifted its stay on the CSAPR and ruled in favor of the EPA on the remaining significant issues. In January 2016, the EPA filed a brief with the D.C. Circuit addressing the remaining legal challenges left undecided by the U.S. Supreme Court’s 2014 decision. Conforming with a court-ordered schedule, the EPA implemented the first phase of the CSAPR in 2015 and 2016 and the second phase in 2017. In November 2014 and January 2015, the EPA issued notices of data availability outlining emission allowance allocations for existing generating units that began operating before and after 2010. In September 2016, the EPA finalized a rule updating the CSAPR to maintain 2008 ozone emission limitations in downwind states by addressing summertime (May-September) transport of ozone pollution (the "CSAPR Update"). The CSAPR Update, which commenced in May 2017, sets stricter NOx ozone season emission budgets in 22 states and could affect up to 886 coal-fired facilities. For both NOx and SO2, these emission control requirements can impact the quantity and quality of CCRs produced at a power plant, add to the costs of operating a power plant, and make coal a less attractive fuel alternative in the planning and building of utility power plants. On December 6, 2018, the EPA issued the CSAPR “Close-Out” Rule, a final determination that the CSAPR achieves concerning the 2008 ground-level ozone NAAQS in 20 states. Accordingly, those states will not be required to impose requirements for further reduction in transported ozone pollution. The covered states do not need to submit state implementation plans to establish additional requirements beyond the existing CSAPR Update. Several states and other entities challenged the CSAPR Close-Out Rule in the D.C. Circuit. In a September 13, 2019 ruling, the D.C. Circuit remanded the CSAPR Update to the EPA, finding that rule is inconsistent with the CAA. In a subsequent October 1, 2019 ruling, the CSAPR Close-Out Rule was vacated. On March 15, 2021, the EPA finalized its Revised CSAPR Update Rule to address 21 states’ outstanding interstate pollution transport obligations for the 2008 NAAQS. Starting in the 2021 ozone season, the rule requires additional emissions reductions of NOx from power plants in 12 states. In March 2023, EPA finalized the Good Neighbor Plan for 2015 ozone NAAQS, which requires significant reductions of NOx from power plants and industrial sources in 23 states. The CSAPR Update Rule and Good Neighbor Plan will affect the demand for coal.
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
•    Mercury and Air Toxics Standards for Power Plants. In February 2012, under its Mercury and Air Toxics Standards ("MATS") for Power Plants rule, the EPA promulgated final limits on mercury and other toxic chemicals from new and modified power plants. In June 2015, the U.S. Supreme Court ordered the EPA to undertake a cost-benefit analysis when promulgating mercury and air toxics standards. In April 2016, the EPA published a supplemental finding pursuant to the U.S. Supreme Court’s directive, that was challenged in the D.C. Circuit. In April 2017, the D.C. Circuit granted the EPA’s motion to stay the litigation while the EPA reconsiders its finding that the rule is “appropriate and necessary” as required under the Clean Air Act. In March 2023, EPA issued a final rule reaffirming that it remains appropriate and necessary to regulate mercury and other hazardous air pollutants from power plants, revoking a 2020 finding that it was not appropriate and necessary. In April 2023, EPA issued a new proposed MATS rule to strengthen and update the standards. If finalized and upheld, requirements to control mercury emissions could result in the implementation of additional technologies at power plants that could negatively affect fly ash quality.
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
On June 19, 2019, the EPA finalized the Affordable Clean Energy ("ACE") rule to replace the Clean Power Plan. The ACE rule establishes emission guidelines for states to develop plans to address greenhouse gas emissions from existing coal-fired power plants. The ACE rule has several components: a determination of the best system of emission reduction for greenhouse gas emissions from coal-fired power plants, a list of “candidate technologies” states can use when developing their plans, a new preliminary applicability test for determining whether a physical or operational change made to a power plant may be a “major modification” triggering New Source Review, and new implementing regulations for emission guidelines under Clean Air Act section 111(d). In January 2021, the ACE rule was vacated by the D.C. Circuit. In June 2022, the U.S. Supreme Court in West Virginia v. EPA held that "generation shifting" represents a "major question" where Congress must give clear authority, and that the EPA lacked that authority. EPA intends to issue a new GHG power plant rule in 2023.
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
•    EPA Water Quality Regulations. The EPA is addressing water quality impacts from coal-fired power plants and coal mining operations. To obtain a permit for certain coal mining activities, including the construction of coal refuse areas and slurry impoundments that may result in impacts to “waters of the United States,” an operator may need to obtain a permit for the discharge of fill material from the U.S. Army Corps of Engineers (“ACOE”) under Section 404 of the Clean Water Act (CWA), as well as a corresponding permit (“water quality certification”) from the state regulatory authority under Section 401 of the CWA. All permits associated with the placement of dredged or fill material that meet certain minimum thresholds require appropriate mitigation. Permit holders must receive explicit authorization from the ACOE before proceeding with mining activities. The definition of waters of the United States (“WOTUS”) has been in flux for many years, with the Obama Administration adopting the so-called Clean Water Rule in 2015, with the effect of dramatically increasing the scope of waters considered to be WOTUS and therefore expanding the reach of the CWA permitting program. On February 28, 2017, President Trump issued an executive order prompting the EPA and ACOE to consider replacing the Clean Water Rule. Pursuant to that direction, EPA and the ACOE subsequently stated their intent to propose a new regulation, known as the Navigable Waters Protection Rule (“NWPR”), that again reduced the scope of waterbodies subject to federal jurisdiction. A final rule repealing the 2015 definition of “waters of the United States” became effective in late 2019. The Trump Administration subsequently issued and finalized the NWPR in 2020, which substantially reduced the scope of waters that fell within the Clean Water Act’s jurisdiction, in part by excluding ephemeral streams, which potentially qualified as “waters of the United States” under the 2015 Clean Water Rule. The Biden Administration subsequently revoked the Trump NWPR, reinstating the WOTUS regulatory regime that existed prior to the 2015 Obama rule (effective March 2023) and promising to update the WOTUS regulations in a subsequent rulemaking. The Biden rule reinstating the previous regulatory regime has been challenged in numerous courts and has been suspended in over 25 states. The outcome of these rulemakings and litigation is in doubt and will continue to create uncertainty in the permitting of coal mining activities in the coming years.

In September 2015, the EPA finalized new effluent limitations guidelines (the "Steam Electric ELGs") under the Clean Water Act for steam electric power generating facilities. The ELGs place minimum standards on discharges of pollutants in wastewater from steam electric power plants. The final rule generally required coal plant operators with a generating capacity of over 50 megawatts to cease discharging wastewater containing pollutants from fly ash and bottom ash, resulting in the need to cease transporting CCR via water and to dispose of CCR in dry landfills rather than containment ponds/surface impoundments. Approximately 12% of coal plants were estimated to be affected, and some marginal operations may shut down rather than face the expense of complying with the Steam Electric ELGs. The EPA finalized amendments to the Steam Electric ELGs in October 2020, which revised the requirements for two waste streams (flue gas desulfurization (FGD) wastewater and bottom ash (BA) transport water); revised the voluntary incentives program for FGD wastewater; added subcategories; and established new compliance dates. And in March 2023, EPA issued a Notice of Proposed Rulemaking to update the Steam Electric ELGs again to make certain discharge limits applicable to BA transport water, FGD wastewater, legacy wastewater, and combustion residual leachate more stringent, and to update the deadline for utilities to opt into a voluntary retirement provision under the Steam Electric ELGs. These updates to the ELGs continue to place more stringent limits on electric utilities who burn coal, thereby potentially making the combustion of coal to generate electricity more costly and less desirable.
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
Human Capital Resources
As of December 31, 2022, we had 599 total employees, of which 593 were full-time employees, of which 88 of our employees were covered by collective bargaining agreements. We believe we have good relations with our employees. We have 47 employees (7.8% of all employees) with ten or more years of seniority working at the Company.
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

Charah Solutions has worked more than 450,000 person-hours without an Occupational Safety and Health Administration (“OSHA”) recordable incident. Charah Solutions achieved another significant milestone, operating without a lost-time event since April 17, 2019, while logging more than 4.3 million person-hours. These significant achievements result from all personnel's commitment to putting safety first.
Our record in safety excellence also includes the following achievements:
•We accomplished a 0.55 Recordable Incident Rate in 2022 with no lost time injuries in comparison to the most recent industry Recordable Incident Rate industry average of 3.1;
•An impressive three-year average Experience Modification Rate (“EMR”) of less than 0.56;
•Charah Solutions employees are five times less likely to suffer a recordable injury than the industry average.
    Our Managers and Safety Specialists team utilize an advanced predictive analytics tool to document, monitor, and track behaviors and conditions. This tool utilizes observations, incidents, and historical event data to provide valuable information that we thoroughly assess. We provide our site, regional, and executive leadership "dashboards" that detail incident and observation data from the previous week, month, and year and identify particular trends in that data. We use this information to customize plans to mitigate hazards and reverse any negative trends aggressively. We also use this data, along with other analytical data at the project level to compare statistical data across regions and job sites. Over the last five years, our team has completed over 50,000 inspections and 2.5 million observations, with more than 35,000 opportunities for improvement identified.
Recent award recognition for our focus on Safety Leadership includes:
•AGC Willis Towers Watson Construction Safety Excellence Award for the fifth straight year, including being named the winner of the award in 2022
•Crystal Eagle Excellence in Safety Award from the Coalition for Construction Safety (CCS) during that organization's 29th Anniversary and Awards Celebration
•Four Employee Gold-Level Certificates of Safety Achievement from the North Carolina Department of Labor
Training and development
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
In April 2015, the EPA published the CCR Rule to regulate the disposal of CCRs, including fly ash and bottom ash generated at coal-fired power plants, as non-hazardous waste under Subtitle D of the RCRA and to distinguish the beneficial use of CCRs from disposal, which became effective in October 2015. The CCR Rule establishes national minimum criteria for CCR landfills and impoundments consisting of location restrictions, design and operating criteria, groundwater monitoring and corrective action, closure requirements, post-closure care, recordkeeping and reporting and other requirements, and requires closure of facilities unable to comply with these criteria within prescribed periods of as little as six months in some cases. The CCR Rule has increased the complexity and cost of managing and disposing of CCRs and remediating existing ash ponds and landfills. Also, Congress passed the WIIN Act in December 2016, which, among other things, authorizes state permit programs to manage CCRs in place of the CCR Rule, provided those programs are as stringent as the CCR Rule. The WIIN Act also gives the EPA the authority to regulate coal ash and implement a federal CCR permitting program in states that choose not to implement state permitting programs and in states whose permitting programs are determined to be inadequate by the EPA. In July 2018, the EPA issued a final rule taking further steps under the WIIN Act by granting states with approved CCR permit programs (or the EPA where it is the permitting authority) the ability to set specific alternative performance standards. The rule also addressed certain matters remanded to the EPA by the D.C. Circuit Court of Appeals in June 2016, including clarifying corrective action triggers and requirements. In August 2018, the D.C. Circuit Court of Appeals vacated and remanded portions of the CCR Rule to EPA for further rulemaking; among other things, the court ruled that unlined CCR surface impoundments must be closed and that clay-lined impoundments must be considered unlined under the CCR Rule. In August 2020, EPA finalized its Holistic Approach to Closure Part A regulation, which, among other things, requires: the closure of unlined CCR surface impoundments (including clay-lined impoundments); established a deadline of April 11, 2021 for such unlined CCR surface impoundments to cease receipt of waste and commence closure; established a process whereby affected owners/operators could request additional time to cease receipt of waste and commence closure based on the unavailability of alternative CCR disposal capacity; and amended and expanded the annual Groundwater Monitoring and Corrective Action reporting requirements under the CCR Rule. EPA also finalized part of its Holistic Approach to Closure Part B regulation in November 2020, which established an option for certain CCR surface impoundments to continue operation based on an alternative liner demonstration. On February 20, 2020, EPA published a proposed rule in the Federal Register that would establish a federal CCR permit program administered by EPA (in the absence of an approved state permitting program), pursuant to its authority under the WIIN Act. EPA has stated that it intends to issue a final federal CCR permitting rule in July 2023. On October 14, 2020, EPA issued an advanced notice of proposed rulemaking seeking input on inactive CCR surface impoundments at inactive electric utilities, referred to as “legacy CCR surface impoundments.” The notice was in response to the August 2018 D.C. Circuit Court decision that vacated and remanded the provision that exempted inactive impoundments at inactive electric utilities from the 2015 CCR rule. EPA has stated its intent to publish a proposed rule to regulate “legacy CCR surface impoundments” in June 2023. This rule has the potential to require investigation, remediation and/or closure activities at numerous additional former CCR surface impoundments. EPA also announced several novel interpretations of the CCR Rule beginning in January 2022 that could make compliance with the monitoring, corrective action, and beneficial use requirements of the CCR Rule more difficult, and more susceptible to citizen legal challenges, in the coming years.
While the CCR Rule affirms that beneficial uses of CCR remain exempt from regulation under the RCRA “Bevill Amendment,” some environmental groups continue to urge the EPA to restrict certain beneficial uses of CCRs, such as in concrete, road base, and soil stabilization, alleging contaminants may leach into the environment. The CCR Rule created a definition of “beneficial use” that includes uses in concrete and road base, but changes in the definition could reduce the demand for fly ash and other CCRs, which would have an adverse effect on our revenue. Moreover, if the EPA were to regulate CCRs as hazardous waste, we, together with CCR generators, could be subject to environmental cleanup, personal injury, and other possible claims and liabilities that could result in significant additional costs. Any such changes in or new regulations or indemnity obligations could have a material adverse effect on our business, results of operation, financial condition, and cash flows.
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
We service a significant portion of our contracts with our own construction equipment and finance leased equipment rather than rented equipment. To the extent that we are unable to procure construction equipment necessary for our needs, either due to a lack of available funding or equipment shortages in the marketplace, we may be forced to rent equipment on a short-term basis, which could increase the costs of performing our contracts.
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
Our operations require us to utilize large sums of working capital from time to time, sometimes on short notice and sometimes without assurance of recovery of the expenditures. Environmental liabilities could result in significant cash outflows, including those arising from various customer contracts and acquisition agreements that require us to indemnify for certain environmental liabilities, litigation risks, unexpected costs or losses resulting from acquisitions, contract initiation or completion delays, political conditions, client payment problems and professional liability claims.
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
Our debt consists primarily of our borrowings under the Company’s 8.50% Senior Notes due 2026 (the “Notes”) and for equipment financing through notes payables and lease obligations. As of December 31, 2022, the Company had total indebtedness of $204.4 million, excluding debt issuance costs of $10.0 million. A significant portion of our cash flow is required to pay interest and principal on our outstanding indebtedness, and we may be unable to generate sufficient cash flow from operations or have future borrowings available to enable us to repay our indebtedness or to fund other liquidity needs.
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
Our balance sheet includes a significant amount of goodwill which has been subject to impairment. A decline in our reporting unit's estimated fair value could result in impairment charges, which would be recorded as a non-cash expense in our consolidated statement of operations.
Goodwill must be tested for impairment no less than annually. The fair value of the goodwill assigned to our reporting unit could decline if projected revenue or cash flows were to be lower in the future due to the timing of new awards or other causes.
As of December 31, 2022, we had $62.2 million of goodwill on our balance sheet, which represents 18% of our total assets. No impairment charges to goodwill were identified during the year ended December 31, 2022. However, changes in our operations' future outlook could result in impairment charges, which could have a material adverse effect on our results of operations and financial condition.
There is substantial doubt about our ability to continue as a going concern. If we are unable to successfully implement our business plans and strategies, including the consummation of the transactions contemplated in the Merger Agreement with SER Capital (the "Merger") as discussed herein, our consolidated results of operations, financial position, liquidity and ability to continue as a going concern could be negatively affected. We cannot be sure if or when the Merger will be completed.
The consummation of the Merger is subject to the satisfaction or waiver of various conditions, including the authorization of the Merger by our stockholders. We cannot guarantee that the closing conditions set forth in the Merger Agreement will be satisfied. If we are unable to satisfy the closing conditions in SER Capital Partners’ favor or if other mutual closing conditions are not satisfied, SER Capital Partners will not be obligated to complete the Merger. Under certain circumstances, we would be required to pay SER Capital Partners a termination fee of $3.5 million.
If the Merger is not completed, our board of directors, in discharging its fiduciary obligations to our stockholders, will evaluate other strategic alternatives or financing options that may be available, which alternatives may not be as favorable to our stockholders as the Merger. Any future sale or merger, financing or other transaction may be subject to further stockholder approval. We may also be unable to find, evaluate or complete other strategic alternatives, which may have a materially adverse effect our business.
Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the Merger will be completed may affect our ability to retain and motivate existing employees. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the Merger, and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with customers, suppliers, vendors, regulators and other business partners. For example, customers, suppliers, vendors and other counterparties may defer decisions concerning working with us, or seek to change existing business relationships with us. Changes to, or termination of, existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the transactions could be exacerbated by any delays in completion of the transactions or termination of the Merger Agreement.
Until the Merger is completed, the Merger Agreement restricts us from taking specified actions without the consent of the other party, and, in regards to us, requires us to operate in the ordinary course of business consistent with past practice. These restrictions may prevent us from making appropriate changes to our respective businesses or pursuing attractive business opportunities that may arise prior to the completion of the Merger.
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
Bernhard Capital Partners Management, LP and its affiliates (“BCP”) beneficially own 71% of the total voting power of our outstanding shares of common stock and all of the outstanding Series A and Series B Preferred Stock (collectively, the “Preferred Stock”). The Preferred Stock is convertible at BCP's option at any time into shares of common stock. As a result, BCP can exert substantial influence or actual control over our management and affairs and most matters requiring our stockholders' actions. The interests of BCP may not coincide with the interests of the other holders of our common stock. This concentration of ownership may also affect delaying or preventing a change in control otherwise favored by our other stockholders, which could depress our common stock's market price.
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
On November 14, 2022 and March 16, 2020, respectively, we issued $30.0 million and $26.0 million in Preferred Stock to BCP, the terms of which could adversely affect the voting power or value of our common stock.
We currently have 30 (thirty thousand) shares of Series B Preferred Stock outstanding, which is convertible at BCP's option at any time following the three-month anniversary of the issuance date into shares of common stock with an initial conversion price of $17.40 per share following the December 29, 2022 reverse stock split. In addition, we currently have 26 (twenty-six thousand) shares of Series A Preferred Stock outstanding, which is convertible at BCP's option at any time following the three-month anniversary of the issuance date into shares of common stock with an initial conversion price of $27.70 per share following the December 29, 2022 reverse stock split. Dividends on the Series A Preferred Stock will be payable quarterly at a rate of 13% per annum, provided that we pay dividends in-kind through the issuance of additional shares to BCP. Our Preferred Stock gives BCP a superior right to our assets upon liquidation compared to our common stock and could adversely impact the voting power or value of our common stock. For example, our preferred stock provides BCP the right to nominate one member of the Company's board of directors and the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences assigned to BCP could affect the common stock's residual value.
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
The requirements of being a public company may strain our resources, increase our costs and divert management’s attention, and we may be unable to comply with these requirements in a timely or cost-effective manner.
As a public company, we are required to comply with the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) as well as rules and regulations implemented by the SEC. We have incurred, and expect to continue to incur significant legal, regulatory, finance, accounting, investor relations and other expenses relating to compliance with these rules and regulations. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board, our Board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to fines, sanctions and other regulatory action and potentially civil litigation.
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
We have identified material weaknesses in our internal control over financial reporting. If we fail to remediate the material weakness, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
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
As previously disclosed in our Annual Report on Form 10-K for the twelve months ended December 31, 2021, we identified the following control deficiencies which aggregated to a material weakness in control design: (i) lack of a sufficient number of trained resources with assigned responsibilities and accountability for the design and operation of internal controls over financial reporting; (ii) lack of formal and effective controls over certain financial statement account balances; (iii) lack of user profiles to ensure adequate restriction of users to perform only transactions that are consistent with their function; and (iv) lack of appropriate segregation of duties within the accounting and finance functions, including order to cash, process to pay and payroll business processes.
Due to the lack of remediation of the previously disclosed material weakness, in combination with additional deficiencies identified by management in connection with preparation of this Annual Report on Form 10-K for the year ended December 31, 2022, management determined that, in the aggregate, there are additional material weaknesses in our internal control over financial reporting, as follows:
▪Control Environment – We failed to remediate the previously disclosed deficiency related to a lack of sufficient number of trained resources with assigned responsibility and accountability for the design and operation of internal controls and reporting. Lack of trained resources contributed to a lack of control awareness and adequate diligence and expertise required to review accounting transactions. This material weakness increased the likelihood of a material misstatement occurring in the Company’s interim and annual financial statements not being prevented or detected.
▪Risk Assessment – We did not have an effective risk assessment process that defined clear financial reporting objectives, that identified and evaluated risks of misstatement due to errors over certain financial reporting processes, or that developed internal controls to mitigate those risks. The lack of an effective risk assessment process contributed to the Company not identifying the previously disclosed fraudulent activities in a timely manner.
▪Control Activities – Given the absence of proper segregation of duties within the accounting and finance functions including order to cash, process to pay, payroll business processes and information and communication, we failed to design control activities that address relevant risks as well as implement and perform effective controls at the level of precision required to identify all potential material errors. The material weaknesses of improper control design around accounting and financial reporting and failure of control operation of adequately designed controls, increased the likelihood of a material misstatement occurring in the Company’s interim and annual financial statements and not being prevented or detected.
▪Information and Communication – We failed to design and implement certain information and communication activities related to obtaining or generating and using relevant quality information to support the functioning of internal control. Specifically, within information technology controls (“GITCs”), there is a lack of segregation of duties controls within the information technology systems utilized by the Company in its financial reporting. The lack of segregation of duties within information technology systems increased the likelihood of a material misstatement occurring in the Company’s interim and annual financial statements and not being prevented or detected.
▪Monitoring – As a result of the material weaknesses described above, we failed to obtain the required resources, implement the required procedures and effectively monitor the internal control environment and allow the Company to respond timely.
We are continuing to evaluate the material weaknesses discussed above and are in the process of executing the plans to remediate these material weaknesses. We expect our remediation plan to include, among other things:

▪Control Environment – (i) Investing in training and hiring personnel with appropriate expertise across the accounting and financial reporting function, (ii) continue communicating and emphasizing the importance of internal control across the Company, and (iii) continue involving and reporting regularly to the Company’s Audit Committee.
▪Risk Assessment – (i) Performing a rigorous scoping and risk assessment process to identify and analyze risk across the various levels of the Company; (ii) identifying and analyzing risks.
▪Control Activities – (i) Enhancing the design of control activities to operate at a level of precision to identify all potential material errors; (ii) training control owners to improve the required retention of documentation evidencing their operation;(iii) implementing revised policies and procedures for corporate expenditures, including spending with corporate credit cards, and the associated approval of those expenditures, and (iv) designing and implementing policies and procedures to address segregation of duties and the risk of fraud..
▪Information and Communication – (i) Designing and implementing controls that review, approve, and periodically re-evaluate the user access privileges for all system users and the business purpose for allowing access for each authorized user to address segregation of duties in information technology systems; (ii) developing and implementing mitigating control procedures to address areas where limitations exist within GITCs or fraud is more likely to occur.
▪Monitoring – (i) Developing a remediation plan with measurable action items and continuous assessment of progression until completion; (ii) developing sustainable and measurable procedures to assess the internal control environment on an ongoing basis.
As we continue to evaluate and take actions to improve our internal control over financial reporting, we will further refine our remediation plan and take additional actions to address control deficiencies or modify certain of the remediation measures described above.
We are still in the process of designing, implementing, documenting, and testing the effectiveness of these processes, procedures and controls. Additional time is required to complete the implementation and to assess and ensure the sustainability of these procedures. We will continue to devote time and attention to these remedial efforts. However, the material weaknesses cannot be considered remediated until the applicable remedial controls are fully implemented, have operated for a sufficient period of time and management has concluded that these controls are operating effectively through testing.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
While many of our employees are embedded directly at our customers’ power generation facilities, we lease our corporate headquarters in Louisville, Kentucky and own and lease other facilities throughout the United States where we conduct business. Our facilities are utilized for operations in our reportable segment and include offices, equipment yards, mines, storage, and manufacturing facilities. As of December 31, 2022, we owned two of our facilities and leased the remainder. We believe that our existing facilities are sufficient for our current needs.
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
Item 4. Mine Safety Disclosures
Not applicable.

Information About Our Executive Officers
The following information is provided for each of the Company's executive officers as of May 31, 2023.

Name	Age	Positions with Charah Solutions

Jonathan T. Batarseh	47	President, Chief Executive Officer and Director

Joseph P. Skidmore	37	Chief Financial Officer and Treasurer
Jonathan T. Batarseh—President, Chief Executive Officer and Director. Mr. Batarseh is a licensed Certified Public Accountant with more than 25 years of corporate finance and operations experience in the engineering and construction industries. He joined Charah Solutions in October 2022 as the CFO and became the President, Chief Executive Officer and a director in November 2022. Prior to Charah Solutions, Mr. Batarseh was the CFO at Brown & Root Industrial Services beginning in 2016, where he led strategic planning, acquisitions, and optimizing operational effectiveness in addition to overseeing all financial management and reporting, treasury, and information technology. Prior, Mr. Batarseh served as Vice President, Tax at KBR and in senior financial leadership roles in various industrial service companies including The Shaw Group and Atkins. He began his career with 10 years at KPMG serving clients in the manufacturing and industrial sectors. Mr. Batarseh received his Bachelor of Science degree in accounting from Louisiana State University and is a member of the Society of Louisiana CPAs.
Joseph P. Skidmore—Chief Financial Officer and Treasurer. Mr. Skidmore joined Charah Solutions in 2018. Having been promoted with increasing responsibility, he most recently served as Corporate Controller for the past two years before his promotion in November 2022 to become Chief Financial Officer and Treasurer. Prior, Mr. Skidmore began his career at KPMG in audit for close to a decade serving both public and private clients in a variety of industries, including those in the industrial manufacturing sector. Mr. Skidmore earned his Bachelor of Science degree in accounting and finance from the University of Louisville and is a CPA.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock shares and our Notes trade on the OTC Pink marketplace under the trading symbols “CHRA” and "CHRB," respectively.
As of April 10, 2023, there were 2,095 stockholders of record of our common stock. We have not paid dividends on our common stock to date and do not intend to pay dividends in the foreseeable future. Our debt agreements place certain restrictions on our ability to pay cash dividends on common stock and limit our ability to pay cash dividends on preferred equity. We intend to retain earnings to finance the development and expansion of our business. Payment of common and/or stock dividends in the future will depend upon our debt covenants, our ability to generate earnings, our need for capital, our investment opportunities and our overall financial condition, among other things.
Unregistered Sales of Equity Securities and Use of Proceeds
There were no repurchases of our common stock during the three months ended December 31, 2022.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the historical financial statements and the related notes included in Part II Item 8. Financial Statements and Supplementary Data. The following Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report provides an analysis of our financial condition and results of operations and reasons for material changes therein for the year ended December 31, 2022 as compared to the year ended December 31, 2021 and 2020 ("2021 and 2020"). This discussion contains “forward‑looking statements” reflecting our current expectations, estimates, and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward‑looking statements due to several factors. Factors that could cause or contribute to such differences include, but are not limited to, capital expenditures, economic and competitive conditions, regulatory changes, and other uncertainties, as well as those factors discussed below and elsewhere herein. Please read Cautionary Note Regarding Forward‑Looking Statements. Please read the risk factors and other cautionary statements described under “Item 1A. Risk Factors” included elsewhere herein. Except as required by applicable law, we assume no obligation to update any of these forward‑looking statements.
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
Overview
We are a leading national service provider of mission-critical environmental services and byproduct recycling to the power generation industry. We offer a suite of remediation and compliance services, byproduct services, raw material sales and Environmental Risk Transfer (“ERT”) services. We also design and implement solutions for complex environmental projects (such as coal ash pond closures) and facilitate coal ash recycling through byproduct marketing and other beneficial use services. We believe we are a partner of choice for the power generation industry due to our quality, safety, domain experience, and compliance record, all of which are key criteria for our customers. In 2022, we performed work at more than 40 coal-fired generation sites nationwide.
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
Many power generation entities are experiencing an increased need to retire and decommission older or less economically viable generating assets while minimizing costs and maximizing the value of the assets and improving the environment. Our ERT services allow these partners to remove the environmental risk and insurance obligations and place control and oversight with a company specializing in these complex remediation and reclamation projects. We believe our broad set of service capabilities, track record of quality service and safety, exacting environmental standards, and a dependable and experienced labor force is a significant competitive advantage. Our work, mission and culture are directly aligned with meeting environmental, social, and governance (“ESG”) standards and providing innovative services to solve our utility customers’ most complex environmental challenges. We have a proven track record of quality, safety, and compliance, and we are committed to reducing greenhouse gas emissions and preserving our environment for a cleaner energy future.
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
Our byproduct services include recycling recurring and contracted volumes of coal-fired power generation waste byproducts, such as fly ash, bottom ash, IGCC slag and gypsum byproducts, each of which can be used for various industrial purposes. Byproduct services also include the management of coal ash which is mission-critical to power plants’ daily operations including silo management, on-site ash transportation and capture, and disposal of combustion byproducts from coal-power operations. More than 90% of our services work is time and materials based, cost reimbursable or unit price contracts, which reduces the risk of loss on contracts and provides gross margin visibility. Revenue from management contracts is recognized when the ash is hauled to the landfill or the management services are provided. Revenue from the sale of ash is recognized when it is delivered to the customer. Revenue from construction contracts is recognized using the cost-to-cost input method.
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
Overview of Financial Results
In 2022, we won $247 million in contracted new business awards compared to $840 million in 2021 and $715 million in 2020. The 2022 awards included one large and several mid-size and smaller remediation and compliance projects, several ash marketing agreements, and multiple renewals of existing contracts. Revenue contributions from these new awards will be recognized beginning in 2022 and 2023 and, for some awards, continue beyond 2023. We believe that our unique ability to provide a single-source solution for large-scale and complex environmental challenges continues to position us well to capture a significant portion of a large and growing addressable market, although the timing of future awards is uncertain. We believe that regulatory developments in several states as well as at the federal level will positively impact our business opportunities over time as state legislatures and the EPA become more prescriptive in their requirements to remediate ash ponds.
Results of Operations
A discussion of results of operations changes between the years ended December 31, 2022 and 2021 is included below. A discussion of changes between the years ended December 31, 2021 and 2020 can be found in Item 7. Management’s

Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 31, 2022.
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
The table below sets forth our selected operating data for the years ended December 31, 2022 and 2021.

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands)
Construction and service revenue	$246,779	$261,987	(15,208)	(5.8)%
Raw material sales	46,388	31,232	15,156	48.5%
Total revenues	293,167	293,219	(52)	—%
Construction and service cost of sales	(259,845)	(239,847)	(19,998)	8.3%
Raw material cost of sales	(42,936)	(27,474)	(15,462)	56.3%
Gross (loss) profit	(9,614)	25,898	(35,512)	(137.1)%
General and administrative expenses	(39,365)	(42,189)	2,824	(6.7)%
Gain on sales-type lease	—	5,568	(5,568)	(100.0)%
Gains on sales of real estate, property and equipment, net	12,245	23,543	(11,298)	(48.0)%
Gain on ARO settlement, net	4,789	3,623	1,166	32.2%
Other operating expenses from ERT services	(15,372)	(5,078)	(10,294)	202.7%
Impairment expense	(62,271)	(827)	(61,444)	7,429.7%
Operating (loss) income	(109,588)	10,538	(120,126)	1,139.9%
Interest expense, net	(18,567)	(15,227)	(3,340)	21.9%
Loss on extinguishment of debt	—	(638)	638	100.0%
(Loss) income from equity method investment	(7)	191	(198)	(103.7)%
Loss from continuing operations before income taxes	(128,162)	(5,136)	(123,026)	(2,395.4)%
Income tax (expense) benefit	57	(661)	718	(108.6)%
Net loss	(128,105)	(5,797)	(122,308)	2,109.8%
Less (loss) income attributable to non-controlling interest	(262)	17	(279)	(1,641.2)%
Net loss attributable to Charah Solutions, Inc.	$(127,843)	$(5,814)	$(122,029)	2,098.9%
Construction and Service Revenue. Construction and service revenue decreased $15.2 million, or 5.8%, to $246.8 million for the year ended December 31, 2022, as compared to $262.0 million for the year ended December 31, 2021, primarily driven by net remediation and compliance project completions, partially offset by an increase in byproduct service revenue of $4.6 million due to increased production.
Raw Material Sales. Raw material sales revenue increased $15.2 million, or 48.5%, to $46.4 million for the year ended December 31, 2022 as compared to $31.2 million for the year ended December 31, 2021, primarily driven by increased shipments driven by higher demand.
Gross (Loss) Profit. Gross profit decreased $35.5 million, or 137.1%, to a gross loss of $9.6 million for the year ended December 31, 2022 as compared to a gross profit of $25.9 million for the year ended December 31, 2021. As a percentage of revenue, gross profit was negative 3.3% and positive 8.8% for the years ended December 31, 2022 and 2021, respectively. The decrease in gross profit was directly affected by several factors, including supply chain and logistics issues that impacted two long-term beneficial use projects, increases in estimated costs to complete on certain construction projects, and net project completions and activity that resulted in lower gross profit. Delays in receiving material and obtaining necessary rail and trucking resources and securing necessary off-take agreements resulted in delays in production revenue while overhead costs were still being incurred, leading to margin degradation on the beneficial use projects. During the year ended December 31, 2022, gross loss was $14.6 million on the two beneficial use projects.
General and Administrative Expenses. General and administrative expenses decreased $2.8 million, or 6.7%, to $39.4 million for the year ended December 31, 2022, as compared to $42.2 million for the year ended December 31, 2021. The decrease was primarily attributable to a decrease in employee bonus expenses, partially offset by an increase in severance expense associated with the loss of certain members of management and a reduction-in-force across the Company, bad debt expense, legal and accounting fees, and employee payroll costs.
Gain on sales-type lease. Gain on sales-type lease decreased $5.6 million for the year ended December 31, 2022 due to the recognition of a parcel transferred under a sales-type in 2021 as discussed in Note 6, Balance Sheet Items, to the accompanying consolidated financial statements that did not recur in the year ended December 31, 2022.

Gains on sales of real estate, property and equipment, net. Gains on sales of real estate, property and equipment, net decreased $11.3 million for the year ended December 31, 2022 due to the absence of parcel sales in 2022 at our Gibbons Creek ERT project, and partially offset by the commencement of scrap sales at our Avon Lake and Cheswick ERT projects, which recognized gains on sales of real estate, property and equipment, net of $5.9 million.
Gain on ARO settlement, net. Gain on ARO settlement, net increased $1.2 million for the year ended December 31, 2022 due to increased differences between the estimated costs used in the measurement of the fair value of the Company's AROs and the actual costs incurred for specific remediation tasks recognized on a proportionate basis.
Other operating expenses from ERT services. Other operating expenses from ERT services increased $10.3 million for the year ended December 31, 2022 due to expenses associated with the commencement of operations on the Avon Lake and Cheswick ERT projects in 2022 and an increase in other operating expenses on the Gibbons Creek ERT project primarily driven by increased project management-related expenses recognized for achievement of certain project-related milestones and profitability levels on the project in 2022.
Impairment Expense. Impairment expense increased $61.4 million to $62.3 million for the year ended December 31, 2022, as compared to $0.8 million for the year ended December 31, 2021 primarily driven by (i) a $34.3 million impairment of the Company's customer relationship intangible assets, (ii) a $13.3 million impairment of the Charah Solutions trade name indefinite-lived intangible asset, and (iii) a $14.7 million impairment of the Company's property and equipment, net, finance leases and right-of-use assets.
Interest Expense, Net. Interest expense, net increased $3.3 million, or 21.9%, to $18.6 million for the year ended December 31, 2022, as compared to $15.2 million for the year ended December 31, 2021. The increase was primarily attributable to higher debt balances, a higher weighted-average cost of capital associated with equipment financing and an increase in amortization of debt issuance costs.
Loss on Extinguishment of Debt. Loss on extinguishment of debt decreased $0.6 million during the year ended December 31, 2022 due to the absence of the Company’s write-off of unamortized debt issuance costs related to the Credit Facility in the third quarter of 2021.
Income Tax (Expense) Benefit. Income tax (expense) benefit decreased by $0.7 million to an income tax benefit of $0.1 million for the year ended December 31, 2022, as compared to an income tax expense of $0.7 million during the year ended December 31, 2021. The change in balance was primarily driven by changes in the valuation allowance recorded during the year ended December 31, 2022 as compared to the year ended December 31, 2021 as we were not able to conclude it was more likely than not certain deferred tax assets will be realized.
Net Loss. Net loss increased $122.3 million, or 2,109.8%, to $128.1 million for the year ended December 31, 2022, as compared to $5.8 million for the year ended December 31, 2021.
Consolidated Balance Sheet
The following table is a summary of our overall financial position:

	As of December 31,		Change
	2022	2021	$
	(in thousands)
Total assets	$338,543	$344,107	$(5,564)
Total liabilities	378,252	287,778	90,474
Mezzanine equity	71,543	35,532	36,011
Total equity	(111,252)	20,797	(132,049)
Assets
Total assets decreased $5.6 million, driven primarily by:
▪$62.3 million in impairment charges taken on held and used equipment and vehicles, construction in progress, finance leases, right-of-use assets and intangible assets;
▪$19.4 million in depreciation expense associated with property and equipment assets and finance leases during the year ended December 31, 2022;
▪$11.7 million in non-cash lease expenses associated with right-of-use assets during the year ended December 31, 2022;
▪$5.9 million in intangible asset amortization expense during the year ended December 31, 2022;

▪$5.9 million in contract assets resulting from a decrease in costs and earnings in excess of billings resulting from the timing of the achievement of certain billing-based project milestones and the impact of executed change orders on billings during the year ended December 31, 2022; and
▪$3.6 million in decreases to trade accounts receivable, net from legacy project completions during the year ended December 31, 2022.
These decreases were partially offset by:
▪$58.6 million in property and equipment additions, primarily resulting from the Avon Lake and Cheswick transactions, equipment purchases and new finance leases executed during the year ended December 31, 2022;
▪$32.7 million from the recognition of right-of-use assets on the Company's Consolidated Balance Sheet, resulting from the adoption of ASC 842, Leases; and
▪$2.5 million in cash and restricted cash due to $77.1 million in cash used in operating activities, $49.4 million in cash provided by investing activities and $30.3 million in cash provided by financing activities.
Liabilities
    Total liabilities increased $90.5 million, primarily driven by:
•$26.1 million in increases to current and non-current asset retirement obligations (“AROs”) resulting from the AROs acquired in Avon Lake and Cheswick Transaction and partially offset by ARO liabilities settled and gain on ARO settlement, net during the year ended December 31, 2022;
•$23.0 million in proceeds from long-term debt;
•$18.1 million in new finance lease obligations entered into during the year ended December 31, 2022; and
•$15.9 million from operating lease liabilities added in exchange for new right-of-use assets.
These increases were partially offset by:
•$10.6 million in principal payments of long-term debt;
•$9.4 million in principal payments on capital lease obligations; and
•$4.7 million in decreases to accounts payables and accrued expenses from the timing of payments to vendors.
Mezzanine Equity
Total mezzanine equity increased $36.0 million driven by the issuance of $28.8 million of Series B Preferred Stock, paid-in-kind dividends and accretion associated with our Preferred Stock.
Total Equity
Total equity decreased $132.0 million, driven primarily by a $128.1 million net loss.
Liquidity and Capital Resources
Our primary ongoing sources of liquidity and capital resources are cash on the balance sheet, cash flows generated by operating activities, borrowings under the Notes, proceeds from the issuance of common stock and availability under our asset-based lending credit agreement. Due to longer sales cycles, driven by the increase in the size, scope and complexity of remediation and compliance projects that we are bidding on, we have experienced contract initiation delays and project completion delays that have adversely affected our revenue, profitability and overall liquidity. Our long and complex projects require us to expend large sums of working capital, and delays in payment receipts, project commencement or project completion can adversely affect our financial position and the cash flows that typically fund our expenditures.
As discussed in Note 10, Long-Term Debt, on April 28, 2023, the Company entered into Consent and Amendment No. 3 to Credit Amendment ("Amendment No. 3") that, among other things, (i) provides consent to the Merger Agreement (as defined elsewhere herein), subject to certain conditions, provided that it occurs before October 16, 2023, is materially consistent with the terms of the Merger Agreement and related documents, and no event of default, as defined within the Credit Agreement, has occurred or will result from the acquisition; (ii) amends the definition of Progress Billings Cap Amount to be used in certain borrowing base certificates; (iii) amends the definition of the Applicable Rate; (iv) changes the maturity date from November 9, 2025 to January 31, 2024; and (v) consents to an extension of the deadline for certain financial deliverables for the fiscal year ended December 31, 2022. The Company does not have sufficient cash on hand or available liquidity to repay the maturing credit agreement debt, including the outstanding letters of credit, as it becomes due within one year after the date that these consolidated financial statements are issued. This condition, combined with the Company’s recurring losses, negative operating cash flows, and lack of available liquidity, raises substantial doubt about the Company’s ability to continue as a going concern.
In response, the Company has entered into a definitive agreement to be acquired by SER Capital Partners, which management anticipates will bring necessary funding to support the ongoing operations of the Company, and has implemented certain cost saving strategies to preserve liquidity. Additionally, the Company is currently pursuing a plan to refinance its Credit Agreement before the maturity date and other strategies to secure additional liquidity.
However, these factors are subject to external conditions that are not within the Company’s control, and therefore, implementation of management’s plans cannot be deemed probable. As a result, management has concluded these plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
Cash Flows
The following table is a summary of our cash flows for the years ended December 31, 2022 and 2021:

	Year Ended December 31,		Change
	2022	2021	$
	(in thousands)
Net cash and restricted cash used in operating activities	$(77,134)	$(10,166)	$(66,968)
Cash and restricted cash provided by investing activities	49,353	$56,432	(7,079)
Cash and restricted cash provided by (used in) financing activities	30,266	$(16,303)	46,569
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Operating Activities
Net cash and restricted cash used in operating activities increased $67.0 million to $77.1 million of net cash used in operating activities for the year ended December 31, 2022 as compared to $10.2 million of net cash used in operating activities. The change in cash flows used in operating activities was primarily attributable to:
▪an increase in net loss of $122.3 million.
▪an increase in non-working capital adjustments to net loss of $87.3 million, primarily due to an increase of $61.4 million in impairment expense, a decrease of $11.6 million in (gain) loss on sale of property and equipment, $5.6 million in gain on a sales-type lease and an increase of $0.7 million in depreciation and amortization. These changes were partially offset by an increase of $1.2 million in gain on ARO settlement, net and a decrease of $0.6 million in loss on extinguishment of debt during the year ended December 31, 2022.
▪a decrease of $32.0 million from all other operating activities, primarily due to an increase in changes to asset retirement obligations resulting from the additional spend on the Avon Lake, Cheswick and Gibbons Creek ERT projects and an additional change in balance for lease liabilities resulting from the adoption of ASC 842, Leases.
Investing Activities
Net cash and restricted cash provided by investing activities decreased $7.1 million to $49.4 million for the year ended December 31, 2022, as compared to $56.4 million for the year ended December 31, 2021. The change in cash flows provided by investing activities was primarily attributable to a $20.1 million decrease in proceeds from the sales of real estate, property and equipment, primarily from the absence of real estate sales associated with the Gibbons Creek Transaction, partially offset by $3.3 million increase in cash and restricted cash received from the Avon Lake and Cheswick Transactions and a decrease in capital and land improvement expenditures of $3.3 million.
Financing Activities
Net cash and restricted cash provided by (used in) financing activities increased $46.6 million for the year ended December 31, 2022, to $30.3 million provided by financing activities as compared $16.3 million used in financing activities for the year ended December 31, 2021. The change in cash flows provided by financing activities was primarily attributable to a $23.0 million proceeds received from long-term debt, $28.8 million of net proceeds received from the issuance of Series B Preferred Stock, and a $12.5 million decrease in payments of debt issuance costs. These changes were partially offset by a $4.6 million increase in principal payments on finance lease obligations, and the absence of $13.0 million of proceeds from the issuance of common stock.
Working Capital

Our working capital, which we define as total current assets less total current liabilities, was a working capital deficit of $4.7 million at December 31, 2022 as compared to a working capital surplus of $31.5 million as of December 31, 2021. This decrease in net working capital for the year ended December 31, 2022 was primarily due to:
•increases in the current portion of our asset retirement obligations primarily driven by the AROs acquired in the Avon Lake and Cheswick Transaction and the estimated timing of remediation activities of all of our ERT projects;
•decreases in contract assets and trade accounts receivable primarily due to a decrease in the number of remediation and compliance projects and changes in the timing of the related billings and collections associated with these projects;
•increases in current maturities of finance lease obligations and notes payable as a result of new financing transactions; and
•increases in operating lease liabilities added in exchange for new right-of-use assets.
These changes were partially offset by:
•increases in restricted cash associated with the Avon Lake and Cheswick Transactions, partially offset by decreases from the Gibbons Creek restricted cash releases and the cash collateral deposits for our letters of credit; and
•decreases in accounts payable and accrued liabilities, primarily driven by a decrease in the number of remediation and compliance projects and changes in the timing of the related payments to vendors associated with these projects.
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
As of December 31, 2022, the Company had no borrowings outstanding on the Credit Agreement. Outstanding letters of credit were $10.7 million as of December 31, 2022.
The Company elected to draw down $7.5 million on March 1, 2023 and an additional $1.0 million on March 6, 2023 of the Credit Agreement to fund operating activities. Immediately following this drawdown, after taking into account the terms of the Credit Agreement, as amended, and the negative covenants contained therein, no unused borrowing capacity remained available to the Company under the Credit Agreement and all other current long-term financing arrangements.
On April 28, 2023, the Company entered into Consent and Amendment No. 3 to Credit Amendment ("Amendment No. 3") that, among other things, (i) provides consent to the Merger Agreement (as defined elsewhere herein), subject to certain conditions, provided that it occurs before October 16, 2023, is materially consistent with the terms of the Merger Agreement and related documents, and no event of default, as defined within the Credit Agreement, has occurred or will result from the acquisition; (ii) amends the definition of Progress Billings Cap Amount to be used in certain borrowing base certificates; (iii) amends the definition of the Applicable Rate; (iv) changes the maturity date from November 9, 2025 to January 31, 2024; and (v) consents to an extension of the deadline for certain financial deliverables for the fiscal year ended December 31, 2022.
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
Equipment Financing Facilities and Finance Lease Equipment Financing
We have entered into various equipment financing arrangements to finance the acquisition of certain equipment (the “Equipment Financing Facilities”). As of December 31, 2022, we had $13.6 million of equipment notes outstanding. Each of the Equipment Financing Facilities includes non-financial covenants, and, as of December 31, 2022, we complied with all such covenants.
We have entered into various equipment finance lease financing arrangements to finance the acquisition of certain equipment. As of December 31, 2022, we had $35.2 million of future minimum lease payments related to this equipment.
Series A Preferred Stock
As a condition to the Third Amendment, the Company entered into an agreement with an investment fund affiliated with Bernhard Capital Partners Management, LP (“BCP”) to sell 26 (twenty-six thousand) shares of Series A Preferred Stock, par value $0.01 per share (the “Preferred Stock”), for net proceeds of $25.2 million in a private placement (the “Preferred Stock Offering”). The Preferred Stock has an initial liquidation preference of $1,000 per share and pays a dividend at the rate of 10% per annum in cash, or 13% if the Company elects to pay dividends in-kind by adding such amount to the liquidation preference. Upon meeting certain “specified payment conditions,” the Company has the ability under the Asset-Based Lending Credit Agreement to pay cash dividends on the Series A Preferred Stock. However, the Company intends to pay dividends-in-kind for the foreseeable future. We used proceeds from the Preferred Stock Offering for liquidity and general corporate purposes.
For more information related to the Series A Preferred Stock, see Note 12 “Mezzanine Equity" to the notes to consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Series B Preferred Stock and Debt Conversion Investments
On November 14, 2022, the Company and an investment fund affiliated with BCP entered into (i) an agreement to sell 30 (thirty thousand) shares of Series B Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”), with an initial aggregate liquidation preference of $30.0 million, net of a 4% Original Issue Discount (“OID”) of $1.2 million for net proceeds of $28.8 million in a private placement (the “Preferred Stock Investment”), and (ii) a binding term sheet to convert the then-outstanding loans under the Term Loan Agreement into equity interests in the remaining real estate associated with our GCERG and CPERG subsidiaries (the “Debt Conversion Investment”). This real estate has a carrying value of $13.6 million and is classified within real estate, property and equipment, net in the Consolidated Balance Sheets as of December 31, 2022.
The Series B Preferred Stock ranks senior to all classes or series of equity securities of the Company with respect to dividend rights and rights on liquidation. In the event of any liquidation or winding up of the Company, the holder of each share of the Series B Preferred Stock will receive in preference to the holders of the Company common stock a per share amount equal to the greater of (i) the stated value of the Series B Preferred Stock and (ii) the amount such holders would be entitled to receive at such time if the Preferred Stock were converted into Company common stock. Proceeds from the Preferred Stock Investment will be used for liquidity and general corporate purposes.
For more information related to the Series B Preferred Stock, see Note 12 “Mezzanine Equity" to the notes to consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Common Stock Issuances
In August 2021, the Company executed a stock purchase agreement with a previously unrelated third party, B. Riley, and issued 0.3 million shares of common stock at $45.00 per share in a private placement for total proceeds of $13.0 million. Pursuant to the terms of the stock purchase agreement, B. Riley entered into an Investor Rights Agreement and appointed one director to the Company's board of directors.
Material Cash Requirements
The following table sets forth our material cash requirements from contractual obligations as of December 31, 2022.

	Total	2023	2024	2025	2026	2027	Thereafter
	(in thousands)
Senior Notes	$135,000	$—	$—	$—	$135,000	$—	$—
Term Loan Agreement	20,000	—	20,000	—	—	—	—
Equipment Financing Facilities	10,714	9,058	322	1,122	212	—	—
Commercial insurance financing agreement	591	591	—	—	—	—	—
Interest on Outstanding Loans	45,792	14,286	12,340	11,512	7,654	—	—
Finance Lease Obligations	35,176	10,592	9,118	8,356	6,190	920	—
Interest on Finance Lease Obligations	4,888	2,234	1,510	815	311	18	—
Operating Lease Obligations(1)	42,213	14,583	9,354	5,150	3,935	3,069	6,122
Minimum Royalty and purchase obligations	35,519	13,644	15,914	5,961	—	—	—
Total(2)	$329,893	$64,988	$68,558	$32,916	$153,302	$4,007	$6,122
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
We define Adjusted EBITDA as net loss attributable to Charah Solutions, Inc. before income from discontinued operations, net of tax, interest expense, net, loss on extinguishment of debt, income taxes, depreciation and amortization, equity-based compensation, impairment expense (including inventory reserves), gain on change in contingent payment liability severance and related costs and transaction-related expenses and other items.. Adjusted EBITDA margin represents the ratio of Adjusted EBITDA to total revenue.
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
The table below represents the consolidated financial information of Charah Solutions for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net loss attributable to Charah Solutions, Inc.	$(127,843)	$(5,814)	$(55,863)
Income from discontinued operations, net of tax	—	—	(8,883)
Interest expense, net(1)	18,567	15,227	13,774
Loss on extinguishment of debt(1)	—	638	8,603
Impairment expense(1)	62,271	827	44,572
Gain on change in contingent payment liability(1)	—	—	(9,702)
Income tax expense (benefit)(1)	(57)	661	(914)
Depreciation and amortization(1)	25,283	24,612	19,131
Equity-based compensation(1)	2,660	2,702	2,394
Severance and related costs(1)	2,956	—	—
Transaction-related expenses and other items(1)(2)	1,522	1,219	1,130
Adjusted EBITDA	$(14,641)	$40,072	$14,242
Adjusted EBITDA margin(3)	(5.1)%	13.7%	6.1%
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
Indefinite-Lived Intangible Assets
We assess our trade name indefinite-lived intangible asset at least annually as of October 1 for impairment, or more frequently if certain events occur or circumstances change that would more likely than not reduce the fair value of an indefinite-lived intangible asset below its carrying value. The Charah Solutions trade name fair value is based upon the income approach, primarily utilizing the relief from royalty methodology. This methodology assumes that a third party would be willing to pay a royalty to obtain the rights to use the comparable asset in place of ownership. An impairment loss is recognized when the intangible asset's estimated fair value is less than the carrying value. Fair value calculation requires significant judgments in determining both the asset's estimated cash flows and the appropriate discount and royalty rates applied to those cash flows to determine fair value. Variations in economic conditions or a change in general consumer demands, operating results estimates or the application of alternative assumptions could produce significantly different results.
During the year ended December 31, 2022, we performed a quantitative assessment of our trade name indefinite-lived intangible asset and determined there was impairment of $13.3 million, primarily as a result of decreases in projected revenue, operating results and the royalty rate used in the valuation that was primarily attributable to the recent performance of the Company.
During the year ended December 31, 2020, we recorded an impairment of our Charah Solutions trade name intangible asset of $21.0 million. As part of the October 1, 2020 annual impairment test, we identified a decrease in the royalty rate used in the valuation primarily attributable to the Company's recent performance.
Some of the inherent estimates and assumptions used in determining the fair value of the indefinite-lived intangible asset are outside management control, including interest rates, cost of capital, tax rates and credit ratings. As for the indefinite-lived intangible asset, the most significant assumptions used are the projected revenue, operating results, revenue growth rate, the royalty rate, and the discount rate.
Deferred Taxes, Valuation Allowance
As discussed in Note 19, Income Taxes, to our consolidated financial statements, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. We record a valuation allowance to reduce certain deferred tax assets to amounts that are more-likely-than-not to be realized. We evaluate the realizability of our deferred tax assets by assessing the valuation allowance and adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income exclusive of reversing temporary differences and carryforwards, future reversals of existing taxable temporary differences and available tax planning strategies that could be implemented to realize the net deferred tax assets.
Based on the available evidence as of December 31, 2022 and 2021, we could not conclude it is more likely than not certain deferred tax assets will be realized. Therefore, a valuation allowance of $50.3 million and $19.9 million, respectively, was recorded against our deferred tax assets. We will continue to evaluate the need for a valuation allowance on our deferred tax assets in future periods.
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
Recent Accounting Pronouncements
Please see Note 2, “Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” and “Summary of Significant Accounting Policies—Recently Issued Accounting Pronouncements” to our historical consolidated financial statements as of and for the years ended December 31, 2022 and 2021, included elsewhere herein, for a discussion of recent accounting pronouncements.
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
Interest Rate Risk
Our cash consists of cash in readily available checking accounts. Outstanding borrowing under our Credit Agreement bear interest at a variable rate; however, there were no outstanding borrowings on our Credit Agreement as of December 31, 2022. As a result, the fair value of our long-term debt is relatively insensitive to interest rate changes.
Credit Risk
While we are exposed to credit risk in the event of non-performance by counter parties, the majority of our customers are investment-grade companies, and we do not anticipate non-performance. We mitigate the associated credit risk by performing credit evaluations and monitoring the payment patterns of our customers.
Off-Balance Sheet Arrangements
We currently have no material off-balance sheet arrangements as referenced in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 8. Financial Statements and Supplementary Data
Our consolidated financial statements and the related notes begin on page F-1 herein.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is processed, recorded, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer and Treasurer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.
As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer and Treasurer concluded, as of December 31, 2022, the disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.
Notwithstanding the identified material weaknesses disclosed below, management, including our Chief Executive Officer and Chief Financial Officer and Treasurer, believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. GAAP.
Background
In December 2022, the Company was notified by a whistleblower that certain employees had engaged in improper spending activities at one of our project sites. In response, the Company conducted an internal investigation that substantiated the whistleblower's allegations. The Company engaged external legal counsel and a forensic accounting investigation team to thoroughly assess the extent of the fraudulent activities. Based on specific assumptions and limitations, we determined a range of probable, or potentially fraudulent, transactions believed to have been billed to a customer from 2018 through 2022. The investigation will continue to proceed through the legal process, which includes examining the extent of involvement of the customer or any third parties in contributory responsibility, evaluating the extent of insurance coverage available for reimbursement of the Company's losses, and collaborating with external law enforcement agencies to ascertain the full scope and magnitude of the overall fraudulent scheme. Management concluded that our system of internal control over financial reporting did not timely identify the fraudulent activities as part of the evaluation of the effectiveness of the internal controls. See Note 17 Commitments and Contingencies for further discussion.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer and Treasurer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its financial statements for external reporting purposes in accordance with GAAP.
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
The Company’s internal control over financial reporting is based upon the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO framework”). Our internal control over financial reporting system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based on the criteria established in the COSO Framework. Based on this evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer and Treasurer, concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was not effective due to the material weaknesses described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
As previously disclosed in our Annual Report on Form 10-K for the twelve months ended December 31, 2021, we identified the following control deficiencies which aggregated to a material weakness in control design: (i) lack of a sufficient number of trained resources with assigned responsibilities and accountability for the design and operation of internal controls over financial reporting; (ii) lack of formal and effective controls over certain financial statement account balances; (iii) lack of user profiles to ensure adequate restriction of users to perform only transactions that are consistent with their function; and (iv) lack of appropriate segregation of duties within the accounting and finance functions, including order to cash, process to pay and payroll business processes.
Due to the lack of remediation of the previously disclosed material weakness, in combination with additional deficiencies identified by management in connection with preparation of this Annual Report on Form 10-K for the year ended December 31, 2022, management determined that, in the aggregate, there are additional material weaknesses in our internal control over financial reporting, as follows:
▪Control Environment – We failed to remediate the previously disclosed deficiency related to a lack of sufficient number of trained resources with assigned responsibility and accountability for the design and operation of internal controls and reporting. Lack of trained resources contributed to a lack of control awareness and adequate diligence and expertise required to review accounting transactions. This material weakness increased the likelihood of a material misstatement occurring in the Company’s interim and annual financial statements not being prevented or detected.
▪Risk Assessment – We did not have an effective risk assessment process that defined clear financial reporting objectives, that identified and evaluated risks of misstatement due to errors over certain financial reporting processes, or that developed internal controls to mitigate those risks. The lack of an effective risk assessment process contributed to the Company not identifying the previously disclosed fraudulent activities in a timely manner.
▪Control Activities – Given the absence of proper segregation of duties within the accounting and finance functions including order to cash, process to pay, payroll business processes and information and communication, we failed to design control activities that address relevant risks as well as implement and perform effective controls at the level of precision required to identify all potential material errors. The material weaknesses of improper control design around accounting and financial reporting and failure of control operation of adequately designed controls, increased the likelihood of a material misstatement occurring in the Company’s interim and annual financial statements and not being prevented or detected.
▪Information and Communication – We failed to design and implement certain information and communication activities related to obtaining or generating and using relevant quality information to support the functioning of internal control. Specifically, within information technology controls (“GITCs”), there is a lack of segregation of duties controls within the information technology systems utilized by the Company in its financial reporting. The lack of segregation of duties within information technology systems increased the likelihood of a material misstatement occurring in the Company’s interim and annual financial statements and not being prevented or detected.
▪Monitoring – As a result of the material weaknesses described above, we failed to obtain the required resources, implement the required procedures and effectively monitor the internal control environment and allow the Company to respond timely.
This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm due to an exemption for emerging growth companies under the JOBS Act.
Management's Remediation Plan
We are continuing to evaluate the material weaknesses discussed above and are in the process of executing the plans to remediate these material weaknesses. We expect our remediation plan to include, among other things:
▪Control Environment – (i) Investing in training and hiring personnel with appropriate expertise across the accounting and financial reporting function, (ii) continue communicating and emphasizing the importance of internal control across the Company, and (iii) continue involving and reporting regularly to the Company’s Audit Committee.
▪Risk Assessment – (i) Performing a rigorous scoping and risk assessment process to identify and analyze risk across the various levels of the Company; (ii) identifying and analyzing risks.
▪Control Activities – (i) Enhancing the design of control activities to operate at a level of precision to identify all potential material errors; (ii) training control owners to improve the required retention of documentation evidencing their operation;(iii) implementing revised policies and procedures for corporate expenditures, including spending with corporate credit cards, and the associated approval of those expenditures, and (iv) designing and implementing policies and procedures to address segregation of duties and the risk of fraud..
▪Information and Communication – (i) Designing and implementing controls that review, approve, and periodically re-evaluate the user access privileges for all system users and the business purpose for allowing access for each authorized user to address segregation of duties in information technology systems; (ii) developing and implementing mitigating control procedures to address areas where limitations exist within GITCs or fraud is more likely to occur.
▪Monitoring – (i) Developing a remediation plan with measurable action items and continuous assessment of progression until completion; (ii) developing sustainable and measurable procedures to assess the internal control environment on an ongoing basis.
As we continue to evaluate and take actions to improve our internal control over financial reporting, we will further refine our remediation plan and take additional actions to address control deficiencies or modify certain of the remediation measures described above.
We are still in the process of designing, implementing, documenting, and testing the effectiveness of these processes, procedures and controls. Additional time is required to complete the implementation and to assess and ensure the sustainability of these procedures. We will continue to devote time and attention to these remedial efforts. However, the material weaknesses cannot be considered remediated until the applicable remedial controls are fully implemented, have operated for a sufficient period of time and management has concluded that these controls are operating effectively through testing.
Changes in Internal Control Over Financial Reporting
Aside from the identification of the material weaknesses described above and the actions taken as described in Management’s Remediation Plan above to improve the Company’s internal control over financial reporting, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The Board of Directors
The Company is governed by the Board of Directors and its various committees. The Board and its committees have general oversight responsibility for the affairs of the Company. In exercising its fiduciary duties, the Board represents and acts on behalf of the Company’s stockholders. The Board has adopted written corporate governance policies, principles, and guidelines, known as the Corporate Governance Guidelines. The Board also has adopted (i) a Financial Code of Ethics, which applies to the Company’s principal executive officer, principal financial officer and principal accounting officer or controller and all persons performing similar functions for the Company; and (ii) a Code of Business Conduct and Ethics, which applies to the directors, officers, employees and agents of the Company and its subsidiaries, and members of their immediate family. The Financial Code of Ethics and the Code of Business Conduct and Ethics include guidelines relating to the ethical handling of actual or potential conflicts of interest, compliance with laws, accurate financial reporting, and other related topics.
The number of directors is currently fixed at ten (10) and the Board of Directors currently consists of ten (10) members. The Company’s Amended and Restated Certificate of Incorporation provides for a classified Board of Directors under which the Board is divided into three (3) classes of directors, designated Class I, Class II, and Class III, with each class as nearly equal in number as is reasonably possible. The Company also has one (1) Designated Preferred Director.
Class I Directors
Robert Decenci
Mr. Decensi, 60, has been a member of the Board since November 2022. Mr. Decensi currently serves as the Executive Chairman of the Board for the Company. Mr. Decensi was recently the CEO and Board member of BHI Energy, a utility service company that provides engineering, construction, and maintenance to the power generation and power delivery markets. Prior joining BHI Energy, Mr. Decensi spent 18 years in the utility power generation and power delivery business filling positions in both middle and senior level management. He has worked for several of the largest U.S. blue-chip utilities, including Northeast Utilities, Dominion Energy, Connecticut Light & Power, and Entergy. During his utility tenure, he was part of two major power plant recovery efforts with Northeast Utilities and Entergy. Mr. Decensi served on the Board of Directors for NEI (Nuclear Energy Institute) and has served in several capacities supporting the Institute of Nuclear Power Operations (INPO). He is a graduate of Millersville University of Pennsylvania and attended the University of New Haven Executive MBA Program.
Because of his broad knowledge of the competitive and regulated power generation industry, the Board of Directors believes Mr. Decensi is well qualified to serve on the Board. Mr. Decensi was recommended to the Board of Directors by BCP and has been designated as a BCP Director by the Board pursuant to the Stockholders’ Agreement.
Robert C. Flexon
Mr. Flexon, 64, has been a member of the Board since June 2018. Mr. Flexon served as President and Chief Executive Officer of Dynegy Inc. from June 2011 to June 2018, until its merging with Vistra Energy Corp. in April 2018. Prior to joining Dynegy, Mr. Flexon served as Chief Financial Officer of UGI Corporation (NYSE:UGI) in 2011, and President and Chief Executive Officer of Foster Wheeler AG from 2009 to 2010. Mr. Flexon also served as Chief Financial Officer of NRG Energy, Inc. (NYSE:NRG) from March 2009 to November 2009 and from March 2004 to March 2008 as well as its Chief Operating Officer from March 2008 to March 2009. Prior to joining NRG, Mr. Flexon served as a Vice President in various capacities at Hercules Inc., which he joined in 2000. Previously, Mr. Flexon served with Atlantic Richfield Company for more than 10 years, including as General Auditor from 1998 to 2000, Franchise Manager of ARCO Products from 1996 to 1998 and Controller of ARCO Products from 1995 to 1996. He began his career with the former Coopers & Lybrand public accounting firm in 1980.
Mr. Flexon also serves as Chair of the Board of Pacific Gas and Electric (NYSE: PCG) since July 2020, Director and Chair of Capstone Green Energy (NASDAQ: CGRN) since April 2018, and Director of Charah Solutions Inc. since 2018. Mr. Flexon previously served on the Boards of Dynegy from 2001 to 2018, TransAlta Corporation from 2018 to 2020 and Westmoreland Coal Company from 2016 to 2019. Mr. Flexon is a certified public accountant (inactive) and holds a bachelor’s degree in accounting from Villanova University.
Because of his broad knowledge of the competitive and regulated power generation industry, and executing cultural, operational, and financial restructurings, while achieving top decile safety performance, the Board of Directors believes Mr. Flexon is well qualified to serve on the Board.
L.W. Varner

Mr. Varner, 72, has been a member of the Board since November 2022. Mr. Varner was most recently the CEO and Board member of Select Interior Concepts, a premier installer and nationwide distributor of interior products, leading the company from June 2020 to October 2021 and successfully taking the public company private with a divestiture to Sun Capital Partners. Previously, Mr. Varner was CEO of United Subcontractors, Inc. (USI), the third largest insulation services provider in the United States, from July 2012 to May 2018. During his tenure, he led a transformation of the business through organic growth and strategic M&A that resulted in USI achieving double digit EBITDA margins and an eventual sale of the business, creating significant value for shareholders. From 2004 to 2012, Mr. Varner served as President and CEO of Aquilex Corporation, a leading provider of specialty services to the energy sector. Under his leadership, the company grew revenues by fivefold and achieved record earnings. Prior to joining Aquilex in 2004, Mr. Varner served as President for several global businesses in various equipment/component manufacturing and service industries, orchestrating their growth in new markets through expansion of service and product offerings. He is a graduate of The Citadel in Charleston, South Carolina, and has served on various philanthropic, industry, and community boards. Currently, Mr. Varner serves on the board of directors for Acousti Engineering, Strada Services, and Outdoor Living Supply.
Because of his extensive experience with numerous public companies and his broad knowledge of corporate and financial issues, the Board of Directors believes Mr. Varner is well qualified to serve on the Board. Mr. Varner was recommended to the Board of Directors by B. Riley pursuant to the Investor Rights Agreement.
Class II Directors
Jonathan Batarseh
Mr. Batarseh, 47, has been a member of the Board since October 2022. Mr. Batarseh currently serves as the President and Chief Executive Officer for the Company. Mr. Batarseh also previously briefly served as Treasurer and Chief Financial Officer as well as the Principal Financial Officer and Principal Accounting Officer for the Company. Mr. Batarseh is a licensed Certified Public Accountant (“CPA”) with more than 20 years of corporate finance and accounting experience in the engineering and construction industries. He joined the Company from Brown & Root Industrial Services, a partnership between KBR (NYSE: KBR) and Bernhard Capital Partners providing engineering, procurement, and construction services, where he was CFO for six years, responsible for overseeing all financial management and reporting, treasury, and information technology and services, and where he also served as Vice President in the finance organization of KBR for two years. Previously, Mr. Batarseh served in senior financial leadership roles in various industrial service companies including The Shaw Group, four years, and Atkins, one year, following 10 years at KPMG serving clients in the manufacturing and industrial sectors. Mr. Batarseh received his Bachelor of Science degree in accounting from Louisiana State University and is a member of the Society of Louisiana CPAs and the Tax Executives Institute.
Because of his industry and financial experience, the Board of Directors believes that Mr. Batarseh is well qualified to serve on the Board.
Jack A. Blossman, Jr.
Mr. Blossman, 58, has been a member of the Board since June 2018. Mr. Blossman has been a practicing attorney for more than 25 years, primarily focusing his practice on the utility regulatory field. He is Of Counsel at the New Orleans law firm of Milling Benson Woodward LLP, which he joined in 2017. Prior to his current role, Mr. Blossman worked as a solo practitioner and general consultant. He was a member of the Louisiana Public Service Commission from 1996 to 2008 and served two terms as its chairman from 2002 to 2003 and from 2007 to 2008. From 1993 to 2008, Mr. Blossman served on the board of directors of Parish National Bank before it was acquired by Whitney Holding Corporation. Mr. Blossman currently sits on the Board of Trustees of Louisiana State University. Mr. Blossman holds a bachelor’s degree in general studies from Louisiana State University and a J.D. from Southern University School of Law.
Because of his energy, regulatory and financial experience and legal background, the Board of Directors believes that Mr. Blossman is well qualified to serve on the Board. Mr. Blossman was recommended to the Board of Directors by BCP and has been designated as a BCP Director by the Board pursuant to the Stockholders’ Agreement.
Timothy Alan Simon
Mr. Simon, 67, has been a member of the Board since July 2021. Mr. Simon, Commissioner Emeritus, was appointed to the California Public Utilities Commission (CPUC) by Governor Arnold Schwarzenegger in February 2007 ending his term in December 2012. During his time as commissioner, Mr. Simon served on the Board of Directors of the University of California at Berkeley, Berkeley Energy Collaborative (BERC) and the Energy Imbalance Market (EIM) Regional Taskforce. He also served as Chair of the National Association of Regulatory Utility Commissioners (NARUC) Gas Committee, Chair of the LNG Partnership between the Department of Energy (DOE) and NARUC, founding member of the Call to Action National Gas Pipeline Safety Taskforce with the U.S. DOT, member the NARUC Board of Directors, Critical Infrastructure and

Consumer Affairs Committees, the Wireless Task Force, and Vice-Chair of the Utility Marketplace Access Subcommittee and member of the National Petroleum Council.
Prior to his CPUC appointment, Mr. Simon served as Appointments Secretary in the Office of the Governor, the first African American in California history to hold this post. He also served as Adjunct Professor of Law at Golden Gate University School of Law and the University of California Hastings. Prior to public service, Mr. Simon was an in-house counsel and compliance officer with Bank of America, Wells Fargo, and Robertson Stephens.
In 2013, Mr. Simon created TAS STRATEGIES where he remains Principal today, serving as an attorney and consultant on utility, infrastructure, financial services, and broadband projects. He is a frequent public speaker, expert witness and panelist on energy, infrastructure, diversity, and inclusion.
In 2019, Mr. Simon was elected Chairman of the Board of Directors for the California African American Chamber of Commerce and elected to the University of San Francisco Board of Trustees. He currently serves on the North American Energy Standards Board Advisory Council and is a member of the National Bar Association, Energy Bar Association, The Saint Thomas More Society and the National Board of Directors for the American Association of Blacks in Energy. Mr. Simon received a bachelor’s degree in Economics from the University of San Francisco (Distinguished Alumni), and a Juris Doctor from the U.C. Hastings College of the Law. He is an active member of the State Bar of California.
Because of his broad knowledge of the power generation industry, the Board of Directors believes Mr. Simon is well qualified to serve on the Board. Mr. Simon was recommended to the Board of Directors by BCP and has been designated as a BCP Director by the Board pursuant to the Stockholders’ Agreement.
Class III Directors
Timothy J. Poché
Mr. Poché, 55, has been a member of the Board since May 2020. Mr. Poché is the Chief Financial Officer & Chief Operating Officer at BCP. He serves as a member of the Investment Committee and Portfolio Company Review Committee at BCP, a private equity management firm which directly and indirectly through certain affiliates owns 73% of the total voting power of the outstanding shares of the Common Stock, including the Preferred Stock on an as‐converted basis. Since joining BCP in 2013, he oversees all aspects of finance, compliance, and financial reporting. Prior to joining BCP, Mr. Poché served as Senior Vice President and Chief Accounting Officer for The Shaw Group. Along with this role, Mr. Poché served as Senior Vice President and Chief Financial Officer for the largest operating segment at Shaw, Shaw Power. Before his time with Shaw, Mr. Poché spent 22 years as a Partner with Deloitte & Touche LLP. During his tenure at Deloitte, Mr. Poché served as Office Managing Partner and Professional Practice Director in New Orleans, Louisiana where he was responsible for all New Orleans marketplace activities for the assurance, tax, and consulting service lines. Prior to that, he was a Lead Client Service Partner in Houston, Texas where he worked with multi‐national, Fortune 500 companies operating in the utility, services, and midstream sectors of the energy industry. Mr. Poché received his B.S. in Accounting from Louisiana State University and is a Certified Public Accountant.
Because of this extensive knowledge and experience with industrial services businesses and his experience in finance, accounting and audit, the Board of Directors believes Mr. Poché is qualified to serve on the Board. Mr. Poché was recommended to the Board of Directors by BCP and was recommended to the Board of Directors by BCP and has been designated as a BCP Director by the Board pursuant a Stockholders’ Agreement entered into on June 18, 2018, between the Company, BCP, CEP Holdings, Inc. and the other parties thereto (the “Stockholders’ Agreement”).
Mark Spender
Mr. Spender, 45, has been a member of the Board since January 2018. Mr. Spender is a Managing Director and member of the Investment Committee at BCP, a private equity management firm which directly and indirectly through certain affiliates owns 73% of the total voting power of the outstanding shares of the Voting Stock, including the Preferred Stock on an as-converted basis. Since joining BCP in October 2015, Mr. Spender has led the firm’s investments in the environmental and utility services industries. Prior to his roles at BCP, Mr. Spender was a Managing Director in the Global Industrials Group in the Investment Banking Department at Credit Suisse, a leading financial services company, where he began his career in 2000. Mr. Spender also held various roles in the Investment Banking Department at UBS from 2004 to 2011. During his more than 15 years in investment banking, Mr. Spender focused on a variety of industrial subsectors, including engineering and construction, building products and construction materials, and industrial distribution. Mr. Spender holds a B.B.A. in finance with highest distinction from the University of Michigan’s Ross School of Business.
Because of his extensive knowledge of the power generation industry and his involvement and directorship with our predecessor companies, the Board of Directors believes Mr. Spender is well qualified to serve on the Board. Mr. Spender was recommended to the Board of Directors by BCP and has been designated as a BCP Director by the Board pursuant to the Stockholders’ Agreement.
Dennis T. Whalen
Mr. Whalen, 64, has been a member of the Board since June 2021. Mr. Whalen retired as Senior Partner with KPMG in 2020 with expertise in driving innovative growth, aligning risk with strategy, and developing dynamic talent. He served as the lead audit partner on key clients, including GE Healthcare, Pfizer, The Shaw Group, Halliburton, and Koch Industries. Mr. Whalen brings more than 35 years of global experience and an exceptional record of delivering results for his broad technical, operational, and business experience to serve as a trusted advisor to senior leaders and board members across the energy, construction, industrial manufacturing, and life sciences industries in both developed and emerging markets as well as shaping governance strategy to create long-term value and unlock the power of diversity. As the founder of KPMG’s Board Leadership Center, Mr. Whalen is nationally recognized as a thought leader in governance strategy, fostering best practices that support growth, managing risk, and exceeding investor and stakeholder expectations. Mr. Whalen is a Board Leadership Fellow of the National Association of Corporate Directors (NACD), recently attained the distinction of Directorship Certified by successfully passing NACD’s new exam and has been consistently named as one of the most influential people in governance in America by NACD’s Directorship magazine.
Because of his extensive experience as an independent auditor over numerous public companies and his broad knowledge of corporate and financial issues of construction, energy, and industrial manufacturing companies, the Board of Directors believes Mr. Whalen is well qualified to serve on the Board.
Designated Preferred Director
Mignon L. Clyburn
Ms. Clyburn, 61, has been a member of the Board since March 2019. Ms. Clyburn is President of MLC Strategies, LLC, a Washington, D.C.-based consulting firm, a position she has held since January 2019. Previously, Ms. Clyburn served as a Commissioner of the U.S. Federal Communications Commission (the “FCC”) from 2009 to 2018, including as acting chair. While at the FCC, she was committed to closing the digital divide and championed the modernization of the agency’s Lifeline Program, which assists low-income consumers with voice and broadband service. In addition, Ms. Clyburn promoted diversity in media ownership, initiated Inmate Calling Services reforms, supported inclusion in STEM opportunities and fought for an Open Internet. Prior to her federal appointment, she served 11 years on the Public Service Commission of South Carolina and worked for nearly 15 years as publisher of the Coastal Times, a Charleston weekly newspaper focused on the African American community. Ms. Clyburn holds a bachelor’s degree in banking, finance, and economics from the University of South Carolina. Ms. Clyburn has served on the Board of Directors and as a member of the Nominating and Corporate Governance Committee of Lions Gate Entertainment Corp. (NYSE: LGF.A) since September 2020. Since November of 2020, Ms. Clyburn has also served on the Board of Directors of RingCentral, Inc. (NYSE: RNG).
Because of her experience as a state regulator of investor-owned utilities and as a federal commissioner in the technology and telecommunications fields and her background as a successful business executive, the Board of Directors believes Ms. Clyburn is well qualified to serve on the Board. On April 29, 2022, Charah Preferred Stock Aggregator, LP, an affiliate of BCP, signed an action by written consent pursuant to its rights under the Company's Certificate of Designations of Series A Preferred Stock (the "Certificate of Designations") as the owner of 100% of the Company's Series A Preferred Stock, which appointed Ms. Clyburn as the Preferred Director.
Executive Officers
Certain other information relating to the Executive Officers of the Company appears in Part 1 of this Annual Report on Form 10-K under the heading "Information about our Executive Officers."
Documents Available
All of the Company’s corporate governance materials, including the charters for the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee, as well as the Corporate Governance Guidelines, the Financial Code of Ethics and the Code of Business Conduct and Ethics are published on the investors portion of the Company’s website, www.charah.com. These materials are also available in print free of charge to any stockholder upon request by contacting the Company in writing at Charah Solutions, Inc., 12601 Plantside Drive, Louisville, Kentucky 40299, Attention: Investor Relations, or by telephone at (502) 245-1353. Any modifications to these corporate governance materials will be reflected, and the Company intends to post any amendments to, or waivers from, the Financial Code of Ethics (to the extent required to be disclosed pursuant to Form 8-K) on the investors portion of the Company’s website, www.charah.com. By referring to the Company’s website, www.charah.com, or any portion thereof, including the investors portion of the Company’s website, the Company does not incorporate its website or its contents into this Form 10-K.

Hedging and Pledging Policies
The Company has a stock trading policy that, among other things, prohibits all of our employees (including executive officers) and directors from engaging in speculative trading in the Company’s shares, which prohibition includes any arrangement by which a stockholder or option holder changes his or her economic exposure to changes in the price of the stock. Prohibited arrangements include buying standardized put or call options, writing put or call options, selling stock short, buying or selling securities convertible into other securities, or merely engaging in a private arrangement where the value of the agreement varies in relation to the price of the underlying security. Such arrangements are prohibited because these transactions may give the appearance of improper trades and look disloyal. In addition, our stock trading policy prohibits all of our employees (including executive officers) and directors from holding the Company’s securities in a margin account or otherwise pledging these securities as collateral for a loan, except for pledges of securities in effect before the adoption of the Company’s insider trading policy.
Share Ownership Guidelines and Share Retention Policy
Under the Company’s Share Ownership Guidelines and Share Retention Policy, all non-BCP and Company employee directors are expected to own shares of Company Common Stock with a value equal to at least five (5) times the annual cash retainer (currently $325,000) by their fifth anniversary of Board service. As of May 30, 2023, all non-BCP and Company employee directors have met or, within the applicable period, are expected to meet the Company ownership guidelines.
With regard to executive ownership of Company common stock, executives are expected to own a minimum number of shares of Company Common Stock, expressed as a multiple of annual base salary. The required salary multiple for each such executive is 3, except for our CEO, whose required salary multiple is 5.
The threshold must be accomplished by November 15, 2026. The Board believes these guidelines encourage the alignment of executive and stockholder interests and promote the Company’s objective of building long-term stockholder value by requiring executives to build and maintain a meaningful stake in the Company.
The stock ownership guidelines are designed to encourage stock ownership at levels high enough to indicate management’s commitment to the Company and share value appreciation, while satisfying an individual executive’s prudent needs for investment diversification. The stock ownership guidelines are set by the Board using competitive benchmarking data, and the guidelines are reviewed each year and updated as necessary.
Board Leadership Structure
The Board believes that the existing leadership structure, under which Mr. Robert Decensi serves as Executive Chairman of the Board and Mr. Jonathan Batarseh serves as President and Chief Executive Officer, is the most appropriate and in the best interests of Charah Solutions and its stockholders at this time. Given the Company’s current needs, the Board believes this structure is optimal as it allows Mr. Batarseh to focus on providing the day-to-day leadership of the Company, while allowing Mr. Decensi to focus on providing guidance to Mr. Batarseh and setting the agenda for Board meetings and presiding over meetings of the Board. Although the Board believes that this leadership structure is currently in the best interests of Charah Solutions and its stockholders, the Board has the flexibility to elect the same individual to the position of Chairman of the Board and Chief Executive Officer if, in the future, the Board determines that returning to such a leadership structure would be appropriate.
Board Committees
The Board of Directors has a standing Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. Committee members and committee chairs are appointed by the Board. The members and chairs of these Committees are identified in the following table:

	Audit Committee	Compensation Committee	Nominating and Governance Committee
Jonathan T. Batarseh
Jack A. Blossman, Jr.			Chair
Mignon L. Clyburn		Chair	Member
Robert Decensi
Robert C. Flexon	Chair
Timothy J. Poché			Member
Timothy Alan Simon	Member
Mark Spender		Member
L.W. Varner		Member
Dennis T. Whalen	Member		Member
The Board of Directors has determined that Messrs. Flexon and Whalen are each an “audit committee financial expert” within the meaning of the SEC rules and that Mr. Simon is “financially literate” and has accounting or related financial management expertise, in each case as determined by the Board, in its business judgment. Messrs. Flexon, Simon, and Whalen are “independent” as that term is defined under Rule 10A-3(b)(1)(ii) of the Exchange Act.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires the Company’s executive officers and directors and persons who beneficially own more than 10% of the outstanding shares of Common Stock (collectively, the “reporting persons”) to file with the SEC initial reports of their beneficial ownership of Common Stock and reports of changes in their beneficial ownership of Common Stock. Based solely on a review of such reports and written representations made by the Company’s reporting persons with respect to the completeness and timeliness of their filings, the Company believes that the reporting persons complied with all applicable Section 16(a) filing requirements on a timely basis during fiscal 2022, except for (i) Messrs. Sewell and Shannon, officers of the Company, due to internal errors, failed to timely report restricted stock unit shares withheld to cover associated taxes, each filed a late Form 4; and (ii) Mr. Batarseh did not timely file a Form 4 related to a CHRA stock purchase on November 18, 2022.
Item 11. Executive Compensation
Director Compensation
The table below sets forth the compensation paid to each non‑employee director who served on the Board in fiscal 2022. Directors who are employees of the Company (formerly Mr. Sewell and currently Mr. Batarseh) did not receive compensation for their service on the Board of Directors in 2022. Mr. Poché and Mr. Spender began receiving payment in the historical Fees Earned or Paid In Cash amounts described below on April 1, 2022.
2022 Director Compensation Table

	Fees Earned or Paid in Cash		Stock Awards(1)		Total
Jack A. Blossman, Jr.	$85,000		$140,000		$225,000
Mignon Clyburn	77,500		100,000		177,500
Robert Decensi	—	(3)	—		—
Robert C. Flexon	80,000		100,000		180,000
Timothy J. Poché	148,750	(4)	—	(2)	148,750
Timothy Alan Simon	65,000		100,000		165,000
Mark Spender	148,750	(4)	—	(2)	148,750
L.W. Varner	—	(3)	—		—
Dennis T. Whalen	65,000		100,000		165,000
Kenneth Young	48,750		—		48,750
(1)With the exception of Mr. Poché and Mr. Spender (explained in Note 2, below), this represents the full grant date fair value of restricted stock unit (“RSU”) awards granted on June 28, 2022, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation (“FASB ASC Topic 718”). Generally, the full grant date fair value is the amount that the Company would expense in the consolidated and combined financial statements over the award’s vesting schedule. For additional information regarding the assumptions made in calculating these amounts, see Note 2 to the consolidated and combined financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. These amounts reflect the accounting expense and do not correspond to the actual value that will be recognized by the directors.
(2)On November 4, 2022, Mr. Poché and Mr. Spender each received an Other Cash-Based Award Grant Notice which provided them the cash equivalent of the vesting day value of the equity grant provided to the non-employee and non-BCP employee Directors, to vest and be paid on June 6, 2023.
(3)While Messrs. Decensi and Varner started on the Board in November 2022, they did not receive any 2022 compensation. They received a 2023 First Quarter Retainer payment in January 2023.
(4)This figure includes the includes the value of the Other Cash-Based Award Grant Notice referred to in Note 2, above, calculated against the full grant date fair value of RSU awards granted to the non-BCP and non-employee directors on June 28, 2022.
Historically, each non-employee director receives an annual retainer of $65,000 paid in quarterly installments. The chairpersons of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee receive additional annual compensation of $15,000, $12,500, and $10,000, respectively, paid in quarterly installments.
Historically, each eligible non-employee director receives an annual equity grant with a target value of $100,000 made in the form of RSUs. The RSUs vest on the first anniversary of the grant date and will be paid in shares of Common Stock on the vesting date.
The Chairman of the Board receives additional annual compensation of $60,000, one-third of which is paid in cash and two-thirds of which is paid in stock grants. The fiscal 2022 annual equity grant occurred on June 28, 2022.
Executive Compensation
We are providing compensation disclosure that satisfies the requirements applicable to emerging growth companies, as defined in the Jumpstart Our Business Startups Act.
Summary Compensation Table
The following table summarizes, with respect to our Named Executive Officers, information relating to compensation earned for services rendered in all capacities during the fiscal years ended December 31, 2022 and 2021.

	Year	Salary	Bonus(1)	Stock Awards(2)	Non-Equity Incentive Compensation Plan	All Other Compensation(3)	Total
Scott A. Sewell President and Chief Executive Officer	2022	$497,539	$—	$1,112,001	$—	$66,340	$1,675,880
	2021	536,538	693,576	1,080,004	—	35,311	2,345,429

Roger D. Shannon Chief Financial Officer and Treasurer	2022	$378,757	$—	$521,753	$—	$78,329	$978,839
	2021	422,692	382,109	425,000	—	55,491	1,285,292

Jonathan T. Batarseh President and Chief Executive Officer	2022	$76,154	$—	$276,500	$—	$—	$352,654

Joseph P. Skidmore Chief Financial Officer and Treasurer	2022	$178,304	$—	$55,621	$—	$7,006	$240,931

(1)Amounts shown represent the payment of annual bonuses for the applicable year.
(2)The amounts in the “Stock Awards” column do not reflect the actual value the Named Executive Officers will realize from the RSUs and the performance share units (“PSUs”) awarded to the executives. The amounts presented in the table are the grant date fair values of the awards computed in accordance with FASB ASC Topic 718 based on the probable outcome of any applicable performance conditions (determined as of the applicable date of grant) and excluding the effect of estimated forfeitures. The Company will recognize the grant date fair values of the awards as compensation expense over the vesting period of the awards.
For the 2022 figures, this column includes the grant date fair values of $447,997 for 166,667 PSUs awarded to Mr. Sewell on April 4, 2022; $208,698 for 49,690 PSUs awarded to Mr. Shannon on April 4, 2022; and $16,682 for PSUs awarded to Mr. Skidmore on April 1, 2022. Mr. Skidmore also received $38,938 for 9,271 RSUs awarded (one-third vesting on each of April 1, 2023, April 1, 2024, and April 1, 2025) on April 4, 2022 which were not previously reported. The April 4, 2022, per share value was $4.20 (pre-Reverse Stock Split). Under the Grant Agreement, the PSUs vest if the employee meets the Service Requirement of maintaining employment from the grant date through December 31, 2024, the Performance Period End Date and if the Company achieves a relative total stockholder return (“TSR”) percentile ranking of the Company as compared to the specific performance peer group and achieves a target 3-year cumulative revenue growth from January 1, 2022 through December 31, 2024. The awards can be adjusted for overperformance or under performance. The grant date fair values of the PSUs assume all of the PSUs would be earned at the end of the three-year period.
Note 13 to the Company’s consolidated and combined financial statements included in its Annual Report on Form 10‑K for the fiscal year ended December 31, 2022 contains more information about the Company’s accounting for stock‑based compensation arrangements, including the assumptions used to determine the grant date fair values of the stock awards.
(3)The following table reflects the types and amounts of allowances and reimbursements included in this column:

	Scott A. Sewell	Roger D. Shannon	Jonathan A. Batarseh	Joseph P. Skidmore
Vehicle Allowance or Value of Vehicle Lease Reimbursement	$5,300	$4,293	$—	$—
Club Membership Dues Reimbursement	8,814	—	—	—
Employer Contributions to 401(k) Plan	9,150	9,150	—	7,006
Housing Allowance	—	31,223	—	—
Severance Benefits	43,076	33,673	—	—
Total	66,340	78,339	—	7,006
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth the post-December 29, 2022 Reverse Stock Split beneficial ownership of each person who, based upon filings made by such person with the SEC, as of May 22, 2023, was the beneficial owner of more than five percent of any outstanding class of Company Stock.

Name and address of Beneficial Owner	Number of Shares of Common Stock		Percentage of Common Stock	Number of Shares of Series A Preferred Stock	Percentage of Series A Preferred Stock	Number of Shares of Series B Preferred Stock	Percentage of Series B Preferred Stock	Percentage of Voting Stock
Principal Stockholders:
BCP Energy Services Fund-A, LP 400 Convention Street, Suite 1010 Baton Rouge, LA 70802	1,065,274	(1)	31.31%	—	—%	—	—%	16.36%
BCP Energy Services Fund, LP 400 Convention Street, Suite 1010 Baton Rouge, LA 70802	853,841	(1)	25.09%	—	—%	—	—%	13.11%
Charah Holdings LP 400 Convention Street, Suite 1010 Baton Rouge, LA 70802	305,481	(1)	8.98%	—	—%	—	—%	4.69%
Charah Preferred Stock Aggregator, LP 400 Convention Street, Suite 1010 Baton Rouge, LA 70802 (1)	—		—%	26,000	100.00%	30,000	100.00%	47.75%
Lewis H. Titterton Jr. 1900 Purdy Ave. Unit 1902, Miami Beach, FL 33139	187,500	(2)	5.51%	—	—%	—	—%	2.88%

Directors and Named Executive Officers:
Scott A. Sewell	(3)	50,226	1.48%	—	—%	—	—%	*
Roger D. Shannon	(4)	27,675	*	—	—%	—	—%	*
Jonathan T. Batarseh		18,571	*	—	—%	—	—%	*
Joseph P. Skidmore		1,640	*	—	—%	—	—%	*
Robert J. Decensi		—	—%	—	—%	—	—%	—%
Jack A. Blossman, Jr.		12,056	*	—	—%	—	—%	*
Mignon L. Clyburn		8,864	*	—	—%	—	—%	*
Robert C. Flexon		12,922	*	—	—%	—	—%	*
Timothy J. Poché		—	*	—	—%	—	—%	—%
Timothy Alan Simon		2,907	*	—	—%	—	—%	*
Mark Spender		—	*	—	—%	—	—%	—%
Kenneth Young	(5)	—	*	—	—%	—	—%	—%
L.W. “Bill” Varner		—	*	—	—%	—	—%	—%
Dennis T. Whalen		4,646	*	—	—%	—	—%	*
Directors and Executive Officers as a Group (12 Persons)	(6)	61,606	4.10%	—	—%	—	—%	*
*Less than 1%.
(1)This information is based on the Schedule 13D/A filed with the SEC on April 21, 2023. BCP’s interest is held through Charah Holdings LP (“Charah Holdings”), BCP Energy Services Fund-A, LP and BCP Energy Services Fund, LP (collectively, the “BCP Energy Services Funds”) and Charah Preferred Stock Aggregator, LP. The general partner of Charah Holdings is Charah Holdings GP LLC. Charah Holdings GP LLC is owned by the BCP Energy Services Funds. The general partner of Charah Preferred Stock Aggregator, LP is Charah Preferred Stock Aggregator GP, LLC. The general partner of both the BCP Energy Services Funds and Charah Preferred Stock Aggregator GP, LLC is BCP Energy Services Fund GP, LP, and the general partner of BCP Energy Services Fund GP, LP is BCP Energy Services Fund UGP, LLC. BCP Energy Services Fund UGP, LLC is managed by J.M. Bernhard, Jr. and Jeff Jenkins. Each of the BCP entities and Messrs. Bernhard and Jenkins may be deemed to beneficially own such shares directly or indirectly controlled, but each disclaims beneficial ownership of such shares in excess of its or his pecuniary interest therein. Company directors, Messrs. Poché and Spender collectively own less than 5% of a general partnership which owns less than 5% of each of BCP Energy Services Fund, LP and BCP Energy Services Fund-A, LP. The address of each of the BCP entities and Messrs. Bernhard and Jenkins is 400 Convention Street, Suite 1010, Baton Rouge, Louisiana 70802.
(2)This information is based upon a Schedule 13G filed with the SEC on April 20, 2023, directly by Lewis H. Titterton Jr.
(3)This information is based upon Mr. Sewell’s holdings as of his resignation as the Company’s President and Chief Executive Officer on November 14, 2022.
(4)This information is based upon Mr. Shannon’s holdings as of his resignation as the Company’s Treasurer and Chief Financial Officer on October 17, 2022.
(5)This information is based upon Mr. Young’s holdings as of his resignation as a Company Director on September 13, 2022.
(6)Includes the beneficial ownership of the Common Stock as of May 22, 2023, for Messrs. Batarseh, Skidmore, Blossman, Flexon, Poché, Spender, Simon, Whalen, and Young and Ms. Clyburn.
Equity Compensation Plan Information
The table below provides information as of December 31, 2022, with respect to the securities authorized for issuance to employees, directors and consultants of the Company and its affiliates under the Incentive Plan. The 2018 Plan, which was adopted by the Board of Directors upon the closing of the IPO, provides for the grant of stock options, stock appreciation rights, restricted stock, RSUs, bonus stock, dividend equivalents, other stock-based awards, substitute awards, annual incentive awards and performance awards. The Company has reserved 500,658 shares of Common Stock for issuance under the 2018 Plan, and all future equity awards described above will be issued pursuant to the 2018 Plan.

Plan Category(1)	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (shares) (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (shares) (c)
Equity compensation plans approved by security holders	54,121	(2)	$—	(3)	$82,134	(4)
(1)The Company does not have any equity compensation plan not approved by security holders.
(2)Represents the number of unvested RSUs and unearned PSUs awarded to the Company’s key employees and non-employee directors under the 2018 Plan.
(3)There are no outstanding stock options or other equity awards having an exercise price.
(4)Represents shares available for award in the future under the 2018 Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Director Independence
The Board believes that a majority of its members are independent under the applicable SEC rules and the rules of the New York Stock Exchange ("NYSE"). Until April 2023, the Company's shares of Common Stock were listed on the NYSE; the Company continues to use the listing rules of the NYSE for determining the independence of the members of its Board of Directors.
The Board of Directors, with the assistance of the Nominating and Corporate Governance Committee, has conducted an evaluation of director independence based on the SEC and NYSE rules. The Board considered all relationships and transactions between each director and director nominee (and his or her immediate family members and affiliates) and each of the Company, its management and its independent registered public accounting firm, as well as the transactions described below under “Related Party Transactions.” As a result of this evaluation, the Board determined that each of Messrs. Blossman, Decensi, Flexon, Poché, Simon, Spender, Varner, and Whalen and Ms. Clyburn qualifies as an independent director under the SEC and NYSE rules. The Board determined, with the assistance of the Nominating and Corporate Governance Committee that Mr. Batarseh, based on his status as a Company employee, was not independent. The Board also determined that each member of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee (see membership information below under “—Board Committees”) is independent, including that each member of the Audit Committee is “independent” as that term is defined under Rule 10A-3(b)(1)(ii) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Policy for Review of Related Party Transactions
Pursuant to the Company’s Related Party Transactions Policy, the Audit Committee reviews all of the relevant facts and circumstances of related party transactions and either approves or disapproves entry into the related party transaction, subject to certain limited exceptions. In determining whether to approve or disapprove entry into a related party transaction, the Audit Committee takes into account, among other factors, the following:
a.the position within or relationship of the related party with the Company;
b.the materiality of the transaction to the related party and the Company, including the dollar value of the transaction, without regard to profit or loss;
c.the business purpose for and reasonableness of the transaction (including the anticipated profit or loss from the transaction), taken in the context of the alternatives available to the Company for attaining the purposes of the transaction;
d.whether the transaction is comparable to a transaction that could be available with an unrelated party, or is on terms that the Company offers generally to persons who are not related parties;
e.whether the transaction is in the ordinary course of the Company’s business and was proposed and considered in the ordinary course of business;
f.the effect of the transaction on the Company’s business and operations, including on the Company’s internal control over financial reporting and system of disclosure controls or procedures; and

g.any additional conditions or controls (including reporting and review requirements) that should be applied to such transaction.
Furthermore, the Company’s Related Party Transactions Policy requires that all related party transactions shall be publicly disclosed to the extent and in the manner required by applicable legal requirements and listing standards.
Related Party Transactions
Registration Rights Agreement
In connection with the closing of the IPO, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with certain stockholders identified on the signature pages thereto as the Holders.
Pursuant to, and subject to the limitations set forth in, the Registration Rights Agreement, dated June 13, 2018, filed by the Company with the SEC on June 15, 2018, BCP has the right to require the Company by written notice to prepare and file a registration statement registering the offer and sale of a number of BCP’s shares of Common Stock. The Company is required to use all commercially reasonable efforts to maintain the effectiveness of any such registration statement until all shares covered by such registration statement have been sold.
In addition, pursuant to the Registration Rights Agreement, BCP has the right to require the Company, subject to certain limitations set forth therein, to effect a distribution of any or all of BCP’s shares of Common Stock by means of an underwritten offering. Further, subject to certain exceptions, if at any time the Company proposes to register an offering of its equity securities or to conduct an underwritten offering, whether or not for its account, then the Company must notify BCP of such proposal before the anticipated filing date or commencement of the underwritten offering, as applicable, to allow BCP to include a specified number of its shares in that registration statement or underwritten offering, as applicable.
These registration rights are subject to certain conditions and limitations, including the right of the underwriters to limit the number of shares to be included in a registration or offering and the Company’s right to delay or withdraw a registration statement under certain circumstances. The Company will generally pay all registration expenses in connection with its obligations under the Registration Rights Agreement, regardless of whether a registration statement is filed or becomes effective.
On March 16, 2020, the Company amended the Registration Rights Agreement in order to grant to Charah Preferred Stock Aggregator, LP the registration rights applicable to the other BCP-affiliated parties thereto with respect to the Common Stock into which the Preferred Stock is convertible.
In connection with entering into the Series B Purchase Agreement, on November 14, 2022, the Company amended the Registration rights agreement, in order to grant registration rights related to the Common Stock issuable upon conversion of the Series B Preferred Stock.
Stockholders’ Agreement
In connection with the closing of the IPO, the Company entered into a Stockholders’ Agreement (the “Stockholders’ Agreement”), dated as of June 18, 2018, with CEP Holdings, BCP and certain members of management. Among other things, the Stockholders’ Agreement provides BCP with the right to nominate a number of directors to the Board in a proportionate amount to the number of shares of Common Stock that it holds, as follows: (i) a majority of the directors as long as BCP owns at least 50% of the Common Stock; (ii) at least 40% of the directors as long as BCP owns at least 40% but less than 50% of the Common Stock; (iii) at least 30% of the directors as long as BCP owns at least 30% but less than 40% of the Common Stock; (iv) at least 20% of the directors as long as BCP owns at least 20% but less than 30% of the Common Stock; and (v) at least 10% of the directors as long as BCP owns at least 5% but less than 20% of the Common Stock. Pursuant to its right under the Stockholders’ Agreement, BCP has nominated and/or the Board of Directors has designated, as applicable, Messrs. Blossman, Poché, Spender, and Simon.
On July 9, 2020, CEP Holdings irrevocably waived its right under the Stockholders’ Agreement to nominate Charles E. Price as a director.
Information Rights Agreement
On October 9, 2018, Charah Solutions entered into an Information Rights Agreement (the “Information Rights Agreement”) with BCP, pursuant to which the Company will provide BCP with certain financial and other information and other rights. Specifically, the Information Rights Agreement provides that (i) the Company will deliver, or cause to be delivered, to BCP, upon written request, certain monthly, quarterly and annual financial information as well as the Company’s annual budget, business plan, and financial forecasts and projections for so long as BCP and its affiliates beneficially own at least 10% of the outstanding shares of the Common Stock; (ii) the Company will deliver to BCP, upon written request, such other information about the Company and its subsidiaries and provide access to the Company’s management, in each case, as may be reasonably requested by BCP for so long as BCP and its affiliates beneficially own at least 20% of the outstanding shares of the Common Stock; (iii) BCP will have the right to appoint one non-voting observer to the Board, provided that the observer will not be considered a director of the Company or otherwise constitute a member of the Board and will in no event be entitled to vote on any matters presented to the Board, for so long as BCP and its affiliates beneficially own at least 10% of the outstanding shares of the Common Stock; (iv) BCP and its affiliates, employees, agents and representatives will be bound by certain confidentiality and use restrictions regarding any information obtained pursuant to the Information Rights Agreement; and (v) BCP will notify the Chairman of the Board if BCP or its affiliates have agreed to purchase or beneficially own 10% or more of the equity of a competitor of the Company, in such event, the Company will not comply with the provisions of the Information Rights Agreement requiring it (A) to deliver, or cause to be delivered, to BCP certain monthly financial information as well as the Company’s annual budget, business plan, and financial forecasts and projections, (B) to deliver to BCP such other information about the Company and its subsidiaries and to provide access to the Company’s management, in each case, as may be reasonably requested by BCP and (C) to provide BCP the right to appoint a non-voting observer to the Board, in each case, if the Board determines that doing so could have an adverse impact on the Company. The Company’s entering into the Information Rights Agreement was approved by the Audit Committee of the Board as well as the Board.
Series A Preferred Stock Purchase Agreement
On March 5, 2020, we entered into a Series A Preferred Stock Purchase Agreement (the “Preferred Stock Purchase Agreement”), by and between us and Charah Preferred Stock Aggregator, LP (the “Preferred Stock Investor”), an affiliate of BCP, which beneficially owns approximately 59% of the total voting power of the outstanding shares of the Voting Stock, including the Preferred Stock on an as-converted basis, whereby we agreed to issue and sell to the Preferred Stock Investor 26,000 shares of Preferred Stock in exchange for $25.2 million. As a condition to entering into the Preferred Stock Purchase Agreement, we agreed to amend the Registration Rights Agreement to give the Preferred Stock Investor certain registration rights with respect to the Preferred Stock.
The Certificate of Designations of Series A Preferred Stock provides that so long as any shares of Preferred Stock are outstanding, the Holders shall have the right, but not the obligation, to appoint either a Preferred Board Observer or Preferred Director. The Preferred Board Observer or Preferred Director shall be elected by a majority of the Holders serving a term of office expiring at the next annual meeting of the Company. BCP has selected Mignon Clyburn to serve at the Preferred Director.
Series B Preferred Stock Purchase Agreement
On November 14, 2022, Charah Solutions, Inc. (the “Company”) entered into a Series B Preferred Stock Purchase Agreement (the “Preferred Stock Purchase Agreement”), by and between the Company and Charah Preferred Stock Aggregator, LP (the “Investor”), an affiliate of Bernhard Capital Partners Management, LP (“BCP”), pursuant to which the Company issued and sold to Investor, and Investor purchased from the Company, 30,000 shares of the Company’s preferred stock, par value $0.01 per share, designated as “Series B Preferred Stock” (the “Series B Preferred Stock”), having terms set forth in the Certificate of Designations (the “Certificate”), a form of which is an exhibit to the Preferred Stock Purchase Agreement. The consideration for the purchase of the Series B Preferred Stock was $28.8 million.
The Series B Preferred Stock ranks senior to the Company’s Common Stock, par value $0.01 per share (the “Common Stock”) and Series A Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) with respect to rights on liquidation, winding up and dissolution.
Each share of Preferred Stock was issued with a Liquidation Preference (as defined in the Certificate) of $1,000.00, for a total initial value of $30,000,000.00. The Series B Preferred Stock will be convertible at the option of the holders at any time after the three month anniversary of the issuance of the Series B Preferred Stock into the amount of shares of Common Stock per share of Series B Preferred Stock (such rate, the “Conversion Rate”) equal to the quotient of (i) $1,000.00 divided by (ii) a conversion price of $1.74 per share of Common Stock (the “Conversion Price”), subject to customary anti-dilution adjustments.
At any time following the three year anniversary of issuance of the Series B Preferred Stock, the Company may give 30 days’ notice to the holders of the Series B Preferred Stock that it intends to cause the conversion of the Series B Preferred Stock at the Conversion Rate, provided the closing sale price of the Common Stock equals or exceeds 120% of the Conversion Price for the 20 trading days ending on the date immediately prior to the date of delivery of the Company’s notice to convert and subject to certain other requirements. Upon delivery of such notice, each holder of the Series B Preferred Stock proposed to be converted will have the option, at its discretion, to have its Series B Preferred Stock converted at the then-applicable Conversion Rate or redeemed in cash at the then-applicable Redemption Price (as defined below).

At any time following the three-year anniversary of the issuance of the Series B Preferred Stock, the Company may redeem the Series B Preferred Stock, in whole or in part, for an amount in cash equal to the greater of (i) the closing sale price of the Common Stock on the date the Company delivers such notice multiplied by the number of shares of Common Stock issuable upon conversion of the outstanding Series B Preferred Stock and (ii) $1,000.00 per share of Series B Preferred Stock (the “Redemption Price”).
At any time following the 30-month anniversary of the issuance, the holders of the Series B Preferred Stock will have the option to require the Company to redeem any or all of the then-outstanding shares of Series B Preferred Stock for cash consideration equal to $1,000.00 per share of Series B Preferred Stock. If the Company is not able to effect this redemption as requested, a 12% payable-in-kind dividend would accrue on the applicable Liquidation Preference until paid.
For so long as any shares of Series B Preferred Stock are outstanding, the holders of Series B Preferred Stock will be entitled to either (i) appoint one director to our board of directors or (ii) one non-voting observer to our board of directors. Any director or board observer appointed by the holders of the Series B Preferred Stock will have representation on each committee of the board of the Company, subject to applicable legal and stock exchange requirements. BCP has not appointed a director or non-voting observer.
Until conversion, the holders of the Series B Preferred Stock will vote together with the Company’s Common Stock on an as-converted basis and also have rights to vote as a separate class on certain customary matters impacting the Series B Preferred Stock.
Effective as of the Closing, the Company granted BCP certain additional board designation rights which have the effect of increasing BCP’s existing designation rights contemplated by the Stockholders’ Agreement, dated June 18, 2018, by and among the Company, Bernhard Capital Partners Management, LP, CEP Holdings, Inc., and the stockholders identified on the signature pages thereto. These additional designation rights allow BCP to designate directors based on the amount of our Common Stock owned by BCP and its affiliates, including shares of Series A Preferred Stock and Series B Preferred Stock on an as-converted basis.
Term Loan Agreement
The Company entered into the Term Loan Agreement (the “Term Loan Agreement”) by and among Gibbons Creek Environmental Redevelopment Group, LLC, a Texas limited liability company (the “Term Loan Borrower”), as borrower, the Company and Charah, LLC, a Kentucky limited liability company (“Charah, LLC”), as guarantors, and Charah Preferred Stock Aggregator, LP, a Delaware limited partnership, as lender. The Term Loan Agreement provides for a delayed-draw term loan in an aggregate principal amount of $20.0 million. Borrowings under the Term Loan Agreement accrue interest at a percentage per annum equal to 12.0%, with interest payments due on the first business day of each calendar quarter following the effective date of the Term Loan Agreement, and on the maturity date.
On April 16, 2023, the Company entered into an Amendment 2 to the Term Loan Agreement (the “Term Loan Amendment”), which amends that certain Term Loan Agreement, dated as of August 15, 2022. The Term Loan Amendment, among other things, (i) waives the mandatory prepayment provisions with respect to certain asset sale proceeds, (ii) joins certain subsidiaries of the Company as guarantors under Term Loan Agreement, (iii) consents to an extension of the deadline for certain financial deliverables for the fiscal year ended December 31, 2022 and (iv) makes certain other amendments to the Term Loan Agreement as further set forth therein. In connection with the Term Loan Amendment, Avon Lake Environmental Redevelopment Group, LLC, Cheswick Lefever LLC and Cheswick Plant Environmental Redevelopment Group LLC (the “Grantors”) entered in to a security agreement (the “Security Agreement”), dated as of April 16, 2023, with Charah Preferred Stock Aggregator, LP, as the secured party (the “Secured Party”), pursuant to which the Grantors granted liens over substantially all of their assets in favor of the Secured Party.
ATC Group Services LLC Service Contract
ATC Group Services LLC (“ATC”), an entity owned by BCP, provided environmental consulting and engineering services at certain service sites. Expenses paid to ATC in fiscal 2022 were $45,383.71.
Item 14. Principal Accountant Fees and Services
Fees Paid to Independent Registered Public Accounting Firm
The following table presents fees for professional audit services rendered by Deloitte & Touche LLP for the audit of the Company’s consolidated and combined financial statements for the fiscal years ended December 31, 2022 and 2021 and fees billed for other services rendered by Deloitte & Touche LLP during those periods.

	Fiscal 2022	Fiscal 2021
Audit Fees(1)	$1,350,000	$807,538
Audit-Related Fees(2)	15,000	160,000
Tax Fees	—	—
All Other Fees(3)	—	1,895
Total	1,365,000	969,433
(1)Audit Fees consists of services rendered for audit of our annual consolidated financial statements and reviews of the interim condensed consolidated financial statements period.
(2)Audit-Related Services consists of services rendered for issuance of comfort letter related to the Company’s issuance of debt, review of registration statements filed by the Company with the SEC, and the issuance of consents to the incorporation by reference of opinions in registration statements filed by the Company with the SEC.
(3)All Other Fees consists of licensing fees paid for access to an online accounting research program provided by the Company’s independent registered public accounting firm.
Audit Committee Pre-Approval of Audit and Non-Audit Services
The Audit Committee has implemented procedures to ensure that all audit and permitted non-audit services to be provided to the Company have been pre-approved by the Audit Committee. Specifically, the Audit Committee pre-approves the use of the Company’s independent registered public accounting firm for specific audit and non-audit services, within pre-approved monetary limits. If a proposed service has not been pre-approved, then it must be specifically pre-approved by the Audit Committee before the service may be provided by the Company’s independent registered public accounting firm. Any pre-approved services exceeding the pre-approved monetary limits require specific approval by the Audit Committee. For fiscal 2022, all of the audit fees were approved by the Audit Committee in accordance with the above procedures. All of the other fees billed by Deloitte & Touche LLP to the Company for fiscal 2022 were approved by the Audit Committee by means of specific pre-approvals. All non-audit services provided in fiscal 2022 were reviewed with the Audit Committee, which concluded that the provision of such services by Deloitte & Touche LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

PART IV
Item 15. Exhibits and Financial Statement Schedules
1. Financial Statements
2. Financial Statement Schedules

Schedule II—Schedule of Valuation and Qualifying Accounts	F-52
3. Listing of Exhibits
INDEX TO EXHIBITS

Exhibit Number	Description
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

2.3††
Agreement and Plan of Merger, dated as of April 16, 2023, by and among Acquisition Parent 0423 Inc., Acquisition Sub April 2023 Inc. and Charah Solutions, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed April 21, 2023).

3.1	Amended and Restated Certificate of Incorporation of Charah Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8‑K filed June 22, 2018 (File No. 001‑38523)).
3.2
Amendment to the Amended and Restated Certificate of Incorporation of Charah Solutions, Inc. dated December 28, 2022 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed December 30, 2022).

3.3	Certificate of Designation of Series B Preferred Stock, dated November 14, 2022 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8‑K filed on November 16, 2022).
3.4	Amended and Restated Bylaws of Charah Solutions, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8‑K filed June 22, 2018 (File No. 001‑38523)).
4.1*
Description of Common Stock of Charah Solutions, Inc. (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K for the year ended December 31, 2019, filed March 27, 2020 (File No. 001-38523)).

4.2*	Description of 8.50% Senior Notes due 2026
4.3	Registration Rights Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8‑K filed June 22, 2018 (File No. 001‑38523)).
4.4	Amendment No.1 to Registration Rights Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 18, 2020 (File No. 001-38523))

Exhibit Number	Description
4.5
Amendment No. 2 to the Registration Rights Agreement, dated November 14, 2022, by and between Charah Solutions, Inc. and BCP Energy Services Fund, LP, BCP Energy Services Fund-A, LP, Charah Holdings LP, and Charah Preferred Stock Aggregator, LP. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8‑K filed on November 16, 2022).

4.6	Stockholders’ Agreement (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8‑K filed June 22, 2018 (File No. 001‑38523)).
4.7	Waiver of Rights Under Stockholders' Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed July 15, 2020 (File No. 001-38523)).
4.8
Investor Rights Agreement, dated as of August 6, 2021, by and among Charah Solutions, Inc., B. Riley Securities, Inc. and B. Riley Financial, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8‑K filed on August 9, 2021 (File No. 001‑38523)).

4.9
Indenture dated as of August 25, 2021, between Charah Solutions, Inc. and Wilmington Savings Fund Society, FSB, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8‑K filed on August 26, 2021 (File No. 001‑38523)).

4.10
First Supplemental Indenture dated as of August 25, 2021, between Charah Solutions, Inc. and Wilmington Savings Fund Society, FSB, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8‑K filed on August 26, 2021 (File No. 001‑38523)).

4.10.1	Form of 8.50% Senior Note due 2026 (included as Exhibit A to 4.10 above).
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

10.9†
Form of Restricted Stock Unit Grant Notice (Form for grantee without employment agreement) (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.10†	Form of 2022 Performance Share Unit Grant Notice (Form for grantee with employment agreement) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8‑K filed on June 29, 2022).
10.11†	Form of 2022 Restricted Stock Unit Grant Notice (Form for grantee with employment agreement) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8‑K filed on June 29, 2022).
10.12†
Amended and Restated Employment Agreement between Charah, LLC, Charah Solutions, Inc. and Scott A. Sewell, dated June 27, 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8‑K filed on June 29, 2022).

10.13†
Separation Agreement and General Release of Claims, dated November 14, 2022, by and between Charah LLC and Scott Sewell (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8‑K filed on November 15, 2022).

Exhibit Number	Description
10.14†
Amended and Restated Employment Agreement between Charah, LLC, Charah Solutions, Inc. and Roger Shannon, dated July 22, 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8‑K filed on July 28, 2022).

10.15†
Separation and Release Agreement between Charah, LLC, Charah Solutions, Inc. and Roger Shannon, executed as of December 1, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8‑K filed on December 6, 2022).

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

10.22†
Employment Agreement between Charah, LLC, Charah Solutions, Inc. and Jonathan Batarseh, effective as of October 17, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8‑K filed on October 18, 2022).

10.23††
Series B Preferred Stock Purchase Agreement, dated as of November 14, 2022, by and between Charah Solutions, Inc. and the purchaser named on Schedule A thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8‑K filed on November 16, 2022).

10.24
Amendment No. 1 to Credit Agreement, dated August 15, 2022, by and among Charah Solutions, Inc., JPMorgan Chase Bank, N.A., as administrative agent, the lenders party thereto and certain subsidiary guarantors named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8‑K filed on August 15, 2022).

10.25††
Term Loan Agreement, dated August 15, 2022, by and among Gibbons Creek Environmental Redevelopment Group, LLC, Charah Solutions, Inc., Charah, LLC and Charah Preferred Stock Aggregator, LP. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8‑K filed on August 15, 2022).

10.26
Amendment No. 1 to the Term Loan Agreement, dated October 28, 2022, by and among Gibbons Creek Environmental Redevelopment Group, LLC, Charah Solutions, Inc., Charah, LLC and Charah Preferred Stock Aggregator, LP. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8‑K filed on November 15, 2022).

10.27
Amendment No. 2 to Credit Agreement, dated November 14, 2022, by and among Charah Solutions, Inc., JPMorgan Chase Bank, N.A., as administrative agent, the lenders party thereto and certain subsidiary guarantors named therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8‑K filed on November 16, 2022).

10.28†
Employment Agreement between Charah, LLC, Charah Solutions, Inc. and Joe Skidmore, effective as of March 16, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 22, 2023).

10.29††
Voting and Support Agreement, dated as of April 16, 2023, by and among Charah Holdings LP, BCP Energy Services Fund-A, LP, BCP Energy Services Fund, LP, Charah Preferred Stock Aggregator, LP, Acquisition Parent 0423 Inc. and Charah Solutions, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 21, 2023).

10.30
Amendment No. 2, dated as of April 16, 2023, to the Term Loan Agreement by and among Gibbons Creek Environmental Redevelopment Group, LLC, as borrower, the Charah Solutions, Inc., Charah, LLC, and Charah Preferred Stock Aggregator, LP, as lender (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed April 21, 2023).

Exhibit Number	Description
10.31
Security Agreement, dated as of April 16, 2023, by and among Avon Lake Environmental Redevelopment Group, LLC, Cheswick Lefever LLC and Cheswick Plant Environmental Redevelopment Group LLC and Charah Preferred Stock Aggregator, LP. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed April 21, 2023).

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

CHARAH SOLUTIONS, INC.

May 31, 2023	By:	/s/ Jonathan T. Batarseh
	Name:	Jonathan T. Batarseh
	Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jonathan T. Batarseh, Joseph P. Skidmore and Steven A. Brehm, or any of them, his or her attorney-in-fact, with full power of substitution and resubstitution for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorney-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title

/s/ Jonathan T. Batarseh	President, Chief Executive Officer and Director
Jonathan T. Batarseh	(Principal Executive Officer)

/s/ Joseph P. Skidmore	Chief Financial Officer and Treasurer
Joseph P. Skidmore	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Robert J. Decensi	Director
Robert J. Decensi

/s/ Jack A. Blossman, Jr.	Director
Jack A. Blossman, Jr.

/s/ Mignon L. Clyburn	Director
Mignon L. Clyburn

/s/ Timothy J. Poché	Director
Timothy J. Poché

Signature	Title

/s/ Timothy Alan Simon	Director
Timothy Alan Simon

/s/ Robert C. Flexon	Director
Robert C. Flexon

/s/ Mark Spender	Director
Mark Spender

/s/ Dennis T. Whalen	Director
Dennis T. Whalen

/s/ Leo W. Varner, Jr.	Director
Leo W. Varner, Jr.

May 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Charah Solutions, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Charah Solutions, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company does not have sufficient cash on hand or available liquidity to repay the maturing credit agreement debt, including the outstanding letters of credit, and sustain operations for the one-year period following the date that these consolidated financial statements are issued and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, effective January 1, 2022, the Company adopted FASB ASC 842, Leases, using the modified retrospective approach.
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
May 31, 2023

We have served as the Company’s auditor since 2017.

CHARAH SOLUTIONS, INC.
Consolidated Balance Sheets
(amounts in thousands except par value and share amounts)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash	$21,559	$24,266
Restricted cash	40,100	34,908
Trade accounts receivable, net	45,696	49,303
Contract assets	20,981	26,844
Inventory	5,204	6,289
Prepaid expenses and other current assets	4,709	6,113
Total current assets	138,249	147,723
Real estate, property and equipment, net	93,940	70,473
Right-of-use assets	32,748	—
Goodwill	62,193	62,193
Intangible assets, net	—	53,531
Equity method investments	—	7
Other assets	11,413	10,180
Total assets	$338,543	$344,107

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$36,475	$30,641
Contract liabilities	8,418	6,199
Finance lease obligations, current portion	10,592	6,979
Operating lease obligations, current portion	12,483	—
Notes payable, current maturities	9,649	7,567
Asset retirement obligation	37,982	27,534
Accrued liabilities	26,296	36,874
Other liabilities	1,027	460
Total current liabilities	142,922	116,254
Deferred tax liabilities	819	949
Contingent payments for acquisitions	1,950	1,950
Asset retirement obligation	30,579	14,879
Finance lease obligations, less current portion	24,585	19,444
Operating lease obligations, less current portion	23,621	—
Notes payable, less current maturities	149,584	133,661
Other liabilities	4,192	641
Total liabilities	378,252	287,778

Commitments and contingencies (see Note 17)

Mezzanine equity
Preferred Stock, Series A — $0.01 par value; 50,000,000 shares authorized, 26,000 shares issued and outstanding as of December 31, 2022; aggregate liquidation preference of $37,176 and $28,783 as of December 31, 2022 and 2021, respectively	42,743	35,532
Preferred Stock, Series B — $0.01 par value; 50,000,000 shares authorized, 30,000 shares issued and outstanding as of December 31, 2022; aggregate liquidation preference of $30,000 as of December 31, 2022	28,800	—

Stockholders’ equity
Retained losses	(222,522)	(94,679)
Common Stock — $0.01 par value; 20,000,000 shares authorized, 3,379,605 and 3,340,782 shares issued and outstanding as of December 31, 2022 and 2021, respectively	339	334
Additional paid-in capital	110,931	114,880
Total stockholders’ equity	(111,252)	20,535
Non-controlling interest	—	262
Total equity	(111,252)	20,797
Total liabilities and equity	$338,543	$344,107

See notes to consolidated financial statements.

CHARAH SOLUTIONS, INC.
Consolidated Statements of Operations
(dollars in thousands except per share data)

	Year Ended December 31,
	December 31, 2022	December 31, 2021	December 31, 2020
Construction and service revenue	$246,779	$261,987	$187,509
Raw material sales	46,388	31,232	44,868
Total revenues	293,167	293,219	232,377
Construction and service cost of sales	(259,845)	(239,847)	(168,605)
Raw material cost of sales	(42,936)	(27,474)	(40,965)
Total cost of sales	(302,781)	(267,321)	(209,570)
Gross (loss) profit	(9,614)	25,898	22,807
General and administrative expenses	(39,365)	(42,189)	(34,064)
Gain on sales-type lease	—	5,568	—
Gains on sales of real estate, property and equipment, net	12,245	23,543	—
Gain on ARO settlement, net	4,789	3,623	—
Other operating expenses from ERT services	(15,372)	(5,078)	—
Gain on change in contingent payment liability	—	—	9,702
Impairment expense	(62,271)	(827)	(38,014)
Operating (loss) income	(109,588)	10,538	(39,569)
Interest expense, net	(18,567)	(15,227)	(13,774)
Loss on extinguishment of debt	—	(638)	(8,603)
(Loss) income from equity method investment	(7)	191	(2,516)
Loss from continuing operations before income taxes	(128,162)	(5,136)	(64,462)
Income tax (expense) benefit	57	(661)	914
Loss from continuing operations, net of tax	(128,105)	(5,797)	(63,548)
Income from discontinued operations, net of tax	—	—	8,883
Net loss	(128,105)	(5,797)	(54,665)
Less (loss) income attributable to non-controlling interest	(262)	17	1,198
Net loss attributable to Charah Solutions, Inc.	$(127,843)	$(5,814)	$(55,863)
Amounts attributable to Charah Solutions, Inc.
Loss from continuing operations, net of tax and non-controlling interest	$(127,843)	$(5,814)	$(64,746)
Deemed and imputed dividends on Series A Preferred Stock	(599)	(592)	(461)
Series A Preferred Stock dividends	(5,307)	(8,156)	(4,064)
Net loss from continuing operations attributable to common stockholders	(133,749)	(14,562)	(69,271)
Net income from discontinued operations	—	—	8,883
Net loss attributable to common stockholders	$(133,749)	$(14,562)	$(60,388)

Net loss from continuing operations per common share
Basic	$(39.77)	$(4.61)	$(23.17)
Diluted	$(39.77)	$(4.61)	$(23.17)

Net income from discontinued operations per common share
Basic	$—	$—	$2.97
Diluted	$—	$—	$2.97

Net loss attributable to common stockholders per common share
Basic	$(39.77)	$(4.61)	$(20.20)
Diluted	$(39.77)	$(4.61)	$(20.20)

Weighted-average shares outstanding used in loss per common share:
Basic	3,363	3,157	2,990
Diluted	3,363	3,157	2,990
See notes to consolidated financial statements.

CHARAH SOLUTIONS, INC.
Consolidated Statements of Stockholders’ Equity
(dollars in thousands unless otherwise indicated)

	For the Year Ended December 31, 2020
	Mezzanine Equity		Permanent Equity
	Preferred Stock (Shares)	Preferred Stock (Amount)	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Retained Losses	Total	Non-Controlling Interest	Total
Balance, December 31, 2019	—	$—	2,962,284	$296	$85,187	$(33,002)	$52,481	$792	$53,273
Net (loss) income	—	—	—	—	—	(55,863)	(55,863)	1,198	(54,665)
Share based compensation expense	—	—	—	—	2,539	—	2,539	—	2,539
Distributions	—	—	—	—	—	—	—	(1,580)	(1,580)
Shares issued under share-based compensation plans	—	—	54,971	5	(5)	—	—	—	—
Taxes paid related to the net settlement of shares	—	—	(9,552)	(1)	(231)	—	(232)	—	(232)
Contribution from sale of subsidiary to entity under common control	—	—	—	—	25,506	—	25,506	—	25,506
Issuance of Series A Preferred Stock, net of issuance costs	26,000	24,253	—	—	—	—	—	—	—
Deemed and imputed dividends on Series A Preferred Stock	—	3,169	—	—	(461)	—	(461)	—	(461)
Series A Preferred Stock Dividends	—	—	—	—	(4,064)	—	(4,064)	—	(4,064)
Balance, December 31, 2020	26,000	$27,423	3,007,703	$300	$108,471	$(88,865)	$19,906	$410	$20,316

	For the Year Ended December 31, 2021
	Mezzanine Equity		Permanent Equity
	Preferred Stock (Shares)	Preferred Stock (Amount)	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Retained Losses	Total	Non-Controlling Interest	Total
Balance, December 31, 2020	26,000	$27,423	3,007,703	$300	$108,471	$(88,865)	$19,906	$410	$20,316
Net (loss) income	—	—	—	—	—	(5,814)	(5,814)	17	(5,797)
Share based compensation expense	—	—	—	—	2,702	—	2,702	—	2,702
Issuance of common stock	—	—	288,889	29	12,971	—	13,000	—	13,000
Distributions	—	—	—	—	—	—	—	(165)	(165)
Shares issued under share-based compensation plans	—	—	53,542	6	(5)	—	1	—	1
Taxes paid related to the net settlement of shares	—	—	(9,352)	(1)	(511)	—	(512)	—	(512)
Deemed and imputed dividends on Series A Preferred Stock	—	8,109	—	—	(592)	—	(592)	—	(592)
Series A Preferred Stock Dividends	—	—	—	—	(8,156)	—	(8,156)	—	(8,156)
Balance, December 31, 2021	26,000	$35,532	3,340,782	$334	$114,880	$(94,679)	$20,535	$262	$20,797

See notes to consolidated financial statements.

CHARAH SOLUTIONS, INC.
Consolidated Statements of Stockholders’ Equity
(dollars in thousands unless otherwise indicated)

	For the Year Ended December 31, 2022
	Mezzanine Equity				Permanent Equity
	Series A Preferred Stock (Shares)	Series A Preferred Stock (Amount)	Series B Preferred Stock (Shares)	Series B Preferred Stock (Amount)	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Retained Losses	Total	Non-Controlling Interest	Total
Balance, December 31, 2021	26,000	$35,532	—	$—	3,340,782	$334	$114,880	$(94,679)	$20,535	$262	$20,797
Net (loss) income	—	—	—	—	—	—	—	(127,843)	(127,843)	(262)	(128,105)
Share based compensation expense	—	—	—	—	—	—	2,660	—	2,660	—	2,660
Shares issued under share-based compensation plans	—	—	—	—	64,721	6	(6)	—	—	—	—
Taxes paid related to the net settlement of shares	—	—	—	—	(25,898)	(1)	(697)	—	(698)	—	(698)
Issuance of Series B Preferred Stock, net of issuance costs	—	—	30,000	28,800	—	—	—	—	—	—	—
Deemed and imputed dividends on Series A Preferred Stock	—	7,211	—	—	—	—	(599)	—	(599)	—	(599)
Series A Preferred Stock Dividends	—	—	—	—	—	—	(5,307)	—	(5,307)	—	(5,307)
Balance, December 31, 2022	26,000	$42,743	30,000	$28,800	3,379,605	$339	$110,931	$(222,522)	$(111,252)	$—	$(111,252)
See notes to consolidated financial statements.

CHARAH SOLUTIONS, INC.
Consolidated Statements of Cash Flows
(dollars in thousands unless otherwise indicated)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(128,105)	$(5,797)	$(54,665)
Adjustments to reconcile net loss to net cash and restricted cash (used in) provided by operating activities:
Depreciation and amortization	25,283	24,612	19,886
Non-cash lease expense	11,734	—	—
Loss on extinguishment of debt	—	638	8,603
Paid-in-kind interest on long-term debt	—	2,844	4,448
Impairment expense	62,271	827	40,772
Amortization of debt issuance costs	2,451	1,086	599
Deferred income tax expense (benefit)	(129)	581	(834)
Gain on sales-type lease	—	(5,568)	—
(Gain) loss on sales of real estate, property and equipment	(11,873)	(23,436)	708
(Income) loss from equity method investment	7	(191)	2,516
Distributions received from equity investment	—	—	1,731
Non-cash share-based compensation	2,660	2,702	2,539
Loss (gain) on interest rate swap	—	270	(181)
Interest rate swap settlement	—	(745)	—
Gain on ARO settlement, net	(4,789)	(3,623)	—
Realization of deferred gain on ERT project performance	(284)	—	—
Gain on change in contingent payment liability	—	—	(9,702)
Interest accreted on contingent payments for acquisition	—	—	171
Increase (decrease) in cash and restricted cash due to changes in:
Trade accounts receivable	3,607	105	(21,791)
Contract assets and liabilities	8,083	(8,612)	8,025
Inventory	1,085	(803)	6,037
Accounts payable	7,071	13,636	(457)
Lease liabilities	(11,972)	—	—
Asset retirement obligation	(32,636)	(9,712)	(9,694)
Accrued expenses and other liabilities	(11,598)	1,020	13,811
Net cash and restricted cash (used in) provided by operating activities	(77,134)	(10,166)	12,522
Cash flows from investing activities:
Proceeds from the sales of real estate, property and equipment	16,265	36,383	1,517
Purchases of property and equipment, including costs of demolition	(5,152)	(8,499)	(4,304)
Proceeds from sale-leaseback transaction	—	—	7,000
Cash and restricted cash received from ERT transaction	38,240	34,900	—
Payments of working capital adjustment and other items for the sale of subsidiary	—	(7,367)	—
Proceeds from the sale of subsidiary, net of subsidiary cash	—	—	37,860
Distributions received from equity method investment	—	1,015	—
Net cash and restricted cash provided by investing activities	49,353	56,432	42,073

See notes to consolidated financial statements.

	Year Ended
	2022	2021	2020
Cash flows from financing activities:
Net payments on line of credit	—	(12,003)	(6,997)
Proceeds on asset-based lending credit agreement	13,000	—	—
Payments on asset-based lending credit agreement	(13,000)	—	—
Proceeds from senior unsecured notes	—	135,000	—
Proceeds from term loan	—	—	15,000
Proceeds on related party term loan	20,000	—	—
Proceeds from promissory note	—	17,852	—
Proceeds from equipment and other debt	3,023	3,449	3,897
Principal payments on term loan	—	(128,083)	(46,397)
Principal payments on promissory note	—	(17,852)	—
Principal payments on equipment and other debt	(10,615)	(8,841)	(17,599)
Payments of debt issuance costs	(861)	(13,380)	(1,623)
Principal payments on finance lease obligations	(9,381)	(4,768)	(316)
Taxes paid related to net settlement of shares	(700)	(512)	(150)
Net proceeds from issuance of convertible Series A Preferred Stock	—	—	24,253
Net proceeds from issuance of convertible Series B Preferred Stock	28,800	—	—
Proceeds from issuance of common stock	—	13,000	—
Distributions to non-controlling interest	—	(165)	(1,580)
Net cash and restricted cash provided by (used in) financing activities	30,266	(16,303)	(31,512)
Net increase (decrease) in cash and restricted cash	2,485	29,963	23,083
Cash and restricted cash, beginning of period	59,174	29,211	6,128
Cash and restricted cash, end of period	$61,659	$59,174	$29,211
Supplemental Disclosures and Non-cash investing and financing transactions
The following table summarizes additional supplemental disclosures and non-cash investing and financing transactions:

	Year Ended
	2022	2021	2020
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$15,461	$12,579	$13,331
Cash paid (refunded) during the year for taxes	46	884	(942)

Supplemental disclosures and non-cash investing and financing transactions:
Gross proceeds from revolving loan included in line of credit	$—	$85,820	$118,895
Gross payments on revolving loan included in line of credit	—	73,817	125,892
ASC 842 lease adoption	32,480	—	—
Right-of-use asset added in exchange for lease liabilities	15,866	—	—
Equipment acquired through finance leases	18,134	24,508	—
Sale of structural fill asset through a sales-type lease	—	6,000	—
Deemed and imputed dividends on Series A Preferred Stock	7,211	8,156	3,169
Non-cash Series A Preferred Stock dividends included in accrued expenses	689	1,994	1,356
Proceeds from the sale of equipment in accounts receivable, net	—	1,313	—
Changes in property and equipment included in accounts payables and accrued expenses	1,237	1,187	205
Debt issuance costs included in accounts payable and accrued expenses	—	102	—
Property and equipment reduction due to sale-leaseback	—	—	7,000
Working capital owed related to sale of subsidiary included in accrued expenses	—	—	6,954
Sale of equipment through the issuance of a note receivable	—	—	1,450
Asset retirement obligation reduction through property and equipment	—	—	279
Taxes paid related to the net settlement of shares included in current liabilities of discontinued operations held for sale	—	—	79
See notes to consolidated financial statements.

	Year Ended
	2022	2021	2020
As reported within the Consolidated Balance Sheet:
Cash from continuing operations	$21,559	$24,266	$24,787
Restricted cash from continuing operations	40,100	34,908	4,424
Total cash, cash equivalents and restricted cash as presented in the balance sheet	$61,659	$59,174	$29,211
See notes to consolidated financial statements.

CHARAH SOLUTIONS, INC.
Notes to Consolidated Financial Statements, continued
(amounts in thousands except per share data)

1. Nature of Business and Basis of Presentation
Organization
Charah Solutions, Inc. (together with its wholly-owned subsidiaries, “Charah Solutions,” the “Company,” “we,” “us,” or “our”), is a holding company formed in Delaware in January 2018. The Company's majority shareholder is Bernhard Capital Partners Management, LP and its affiliates (“BCP”). BCP owns 73% of the total voting power of our outstanding shares of common stock and all of the outstanding Series A and Series B Preferred Stock (collectively, the “Preferred Stock”), which is convertible at BCP's option at any time following the three-month anniversary of the issuance date into shares of common stock.
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
Going Concern
The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
As discussed in Note 10, Long-Term Debt, the Company entered into an amendment to its Credit Agreement (as defined elsewhere herein) to change the maturity date from November 9, 2025 to January 31, 2024, amongst other changes. The Company does not have sufficient cash on hand or available liquidity to repay the maturing credit agreement debt, including the outstanding letters of credit, as it becomes due within one year after the date that these consolidated financial statements are issued. Combined with the Company’s recurring losses, recurring and continuing negative operating cash flows, and lack of available liquidity or cash on hand to sustain operations, these conditions, raise substantial doubt about the Company’s ability to continue as a going concern.
In response, the Company has entered into a definitive agreement to be acquired by SER Capital Partners, which management anticipates will bring necessary funding to support the ongoing operations of the Company, and has implemented certain cost saving strategies to preserve liquidity. Additionally, the Company is currently pursuing a plan to refinance its Credit Agreement before the maturity date and other strategies to secure additional liquidity. However, these factors are subject to external conditions that are not within the Company’s control, and therefore, implementation of management’s plans cannot be

CHARAH SOLUTIONS, INC.
Notes to Consolidated Financial Statements, continued
(amounts in thousands except per share data)

deemed probable. As a result, management has concluded these plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.
The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
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
Management’s Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions, in particular estimates of legal reserves, remediation costs for asset retirement obligations (“ARO”), costs to complete contracts in process, contract modifications and unapproved change orders, that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

CHARAH SOLUTIONS, INC.
Notes to Consolidated Financial Statements, continued
(amounts in thousands except per share data)

Balance Sheet Classification
The Company includes in current assets and liabilities contract assets, contract liabilities and retainage amounts payable, which may extend beyond one year. One year is used as the basis for classifying all other assets and liabilities.
Reclassification
Resulting from the increase in significance of the Company's raw material sales, revenue and cost of sales amounts reported in prior years have been reclassified to conform to the current year’s presentation.
Cash
The Company maintains cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash.
Restricted Cash
We maintain restricted cash in non-interest bearing escrow accounts for specific remediation and compliance projects, cash collateral for letters of credit, and insurance-related items. This cash becomes unrestricted as project milestones are completed in accordance with each project's defined project schedule, or when credit agreements requiring cash collateral are terminated. As of December 31, 2022 and 2021, restricted cash in these accounts held $40,100 and $34,908, respectively.

Trade Accounts Receivable, Net
Trade accounts receivable, net consist of amounts due from customers. An allowance for doubtful accounts is recorded to the extent it is probable that a portion of a particular account will not be collected. Management determines the allowance for doubtful accounts by evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. An allowance for doubtful accounts of $1,130 and $146 was included in trade accounts receivable, net as of December 31, 2022 and 2021, respectively.
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

Plant, machinery and equipment	2 - 15 years
Vehicles	2 - 10 years
Office equipment	2 - 10 years
Buildings and leasehold improvements	5 - 40 years
Finance lease assets	3 - 7 years
Repair and maintenance costs are expensed as incurred and expenditures for improvements are capitalized.
Asset Retirement Obligations
AROs associated with retiring long-lived assets are recognized as a liability in the period in which a legal obligation is incurred and becomes determinable. The ARO liability reflects the estimated present value of the closure and post-closure

CHARAH SOLUTIONS, INC.
Notes to Consolidated Financial Statements, continued
(amounts in thousands except per share data)

activities associated with the Company’s land and structural fill assets. The Company utilizes current retirement costs to estimate the expected cash outflows for retirement obligations.
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
Goodwill and Indefinite Lived Intangible Assets
Goodwill represents the excess purchase price over the estimated fair value of net assets acquired in a business combination. Our intangible assets in the Consolidated Balance Sheets as of December 31, 2021 included a trade name that was considered to have an indefinite life. All intangible assets were impaired to zero during the year ended December 31, 2022.
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
In determining the appropriate levels, the Company performs a detailed analysis of assets and liabilities that are subject to ASC 820. The Company's contingent payments for acquisitions and interest rate swap are the only assets or liabilities subject to fair value measurements on a recurring basis. The Company may also be required, from time to time, to measure certain other financial and non-financial assets and liabilities at fair value on a non-recurring basis in accordance with GAAP. There have been no transfers between levels of the fair value hierarchy during the years ended December 31, 2022 and 2021.
The fair value of the Company's 8.50% Senior Notes due 2026 (the "Notes") were valued using quoted prices in active markets for the Notes, which is considered to be a Level 1 measurement. The Notes had a fair value of $54,594 and $131,760 as of December 31, 2022 and 2021, respectively, and a carrying value of $135,000 as of December 31, 2022 and 2021.
The book value of our outstanding equipment and other notes of $14,209 approximated fair value as December 31, 2022 based on consideration of recently executed transactions for similar debt, which are considered to be Level 2 measurements.
Our outstanding debt as of December 31, 2020 primarily bore interest at variable rates and book value approximated fair value, which were considered to be Level 2 measurements.
The carrying amounts and fair values of the Company’s recurring fair value measurements as of December 31, 2022 and 2021 are presented in the following table:

December 31, 2022	Level 1	Level 2	Level 3	Total Fair Value	Total Carrying Value
Recurring:
Contingent payments for acquisitions(1)	$—	$—	$1,950	$1,950	$1,950

December 31, 2021	Level 1	Level 2	Level 3	Total Fair Value	Total Carrying Value
Recurring:
Contingent payments for acquisitions(1)	—	—	1,950	1,950	1,950
1.As of December 31, 2022 and 2021, the fair value of the contingent payments for acquisitions was estimated at the acquisition date using the present value of future payments. This analysis is updated at each reporting date to determine if any changes to the fair value are required and is considered to be a Level 3 measurement.
The Company's non-recurring level 3 fair value measurements consist of the measurement of AROs as described in Notes 5 and 7, the valuation of goodwill, intangible assets, and real estate, property and equipment, net as described in Notes 6 and 9 and the measurement of the preferred stock paid-in-kind dividends as described in Note 13.
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
Freight Costs
Freight costs charged to customers are included in construction and service revenue and raw material sales. Costs incurred by the Company for freight are included in construction and service cost of sales and raw material cost of sales.
Leases
We lease equipment, vehicles, and real estate under various arrangements which are classified as either operating or finance leases. We recognize operating lease right-of-use assets and operating lease liabilities for operating leases and finance lease assets and liabilities for finance leases based on the present value of the lease payments over the lease term. The present value is based on our incremental borrowing rate, which represents the rate of interest that we would pay to borrow on a collateralized basis, over a similar term, an amount equal to the lease payments. See note 20 for further discussion of leases.
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
Sales and Services Contracts
For sales and service contracts where we have the right to consideration from the customer in an amount that corresponds directly with the unit price for the product and the value received by the customer based on our performance to date, revenue is recognized at a point in time when product is delivered to the customer and services are performed and contractually billable. Certain service contracts contain provisions dictating fluctuating rates per unit for the certain services in which the rates are not directly related to changes in the Company’s effort to perform under the contract. We recognize revenue based on the stand-alone selling price per unit for such contracts, calculated as the average rate per unit over the term of those contractual rates. This creates a contract asset or liability for the difference between the revenue recognized and the amount billed to the customer.
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
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), requiring all leases to be recognized on the balance sheet as a right-of-use asset and a lease liability unless the lease is a short-term lease (generally a lease with a term of 12 months or less). On January 1, 2022, we adopted ASC 842. As further described in Note 20, we lease equipment and vehicles primarily used at our project sites. We adopted ASC 842 using a modified retrospective approach (Comparatives Under 840 Option). The Comparatives Under 840 Option requires recognition under the new standard in ASC 842, Leases (“Leases (Topic 842)”) to be applied as of the date of adoption (January 1, 2022) with all prior periods being presented under Accounting Standards Codification (ASC) 840, Leases (“Leases (Topic 840)”). As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. ASC 842 also permitted the election of certain

CHARAH SOLUTIONS, INC.
Notes to Consolidated Financial Statements, continued
(amounts in thousands except per share data)

practical expedients upon adoption. We elected the transition package of practical expedients which allowed us to carryforward the historical lease classification.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments, which introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The new model will apply to: (1) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, (2) loan commitments and certain other off-balance sheet credit exposures, (3) debt securities and other financial assets measured at fair value through other comprehensive income, and (4) beneficial interests in securitized financial assets. The amendments contained in this ASU will be applied through a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. In November 2018, the FASB issued ASU No. 2018-19, which amended the effective date of ASU No. 2016-13 and clarified that receivables arising from operating leases are not within the scope of Subtopic 326-20. In October 2019, the FASB delayed the effective date of this ASU, extending the effective date for non-public business entities and making the ASU effective for the Company for the fiscal year ending December 31, 2023, and interim periods therein, with early adoption permitted. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another rate that is expected to be discontinued. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848). This ASU provides supplemental guidance and clarification to ASU No. 2020-04, and these updates must be adopted concurrently, cumulatively referred to as “Topic 848.” The amendments in Topic 848 are currently effective for all entities and upon adoption may be applied prospectively to contract modifications made on or before December 31, 2022. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.
In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU No. 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The Company adopted ASU No. 2020-06 effective as of January 1, 2022. The adoption of ASU No. 2020-06 did not have an impact on the Company’s consolidated financial statements.
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
The parties made customary representations and warranties and have agreed to customary covenants in the Purchase Agreement. The Company entered into a non-competition and non-solicitation arrangement under the Purchase Agreement with the Purchaser, subject to customary exceptions. In addition, the parties also entered into a Transition Services Agreement pursuant to which the Company provided Allied and the Purchaser with certain transition assistance services from the date of the Allied Transaction until April 30, 2021 in exchange for payment. The Transition Services Agreement was subsequently amended and extended with certain transition assistance services provided until August 30, 2021. In total, the Company received $0 and $60 for its performance under the Transition Services Agreement during the year ended December 31, 2022 and 2021, respectively. The Company had receivables outstanding from Allied of $0 at December 31, 2022 and 2021, respectively. In accordance with applicable accounting guidance for the disposal of long-lived assets, the results of the Allied Transaction are presented as discontinued operations and, as such, have been excluded from continuing operations for all periods presented.

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
The following amounts related to discontinued operation were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations in our Consolidated Statements of Operations:

Year Ended December 31,
2020
Revenue	$314,251
Cost of sales	295,423
Gross profit	18,828
General and administrative expenses	7,106
Operating income	11,722
Interest expense, net(b)	(2,745)
Income from discontinued operations before income taxes	8,977
Income tax expense	94
Income from discontinued operations	$8,883
(b) Interest expense was allocated to discontinued operations due to a requirement in our amended Credit Agreement that cash generated from the Allied Transaction was to be used to reduce our borrowings.
The following table provides supplemental cash and restricted cash information related to discontinued operations:

Year Ended December 31,
2020
Cash and restricted cash:
Cash and restricted cash - continuing operations	$29,211
Cash and restricted cash - discontinued operations	—
Total cash and restricted cash	$29,211

CHARAH SOLUTIONS, INC.
Notes to Consolidated Financial Statements, continued
(amounts in thousands except per share data)

The depreciation and amortization, capital expenditures and significant operating noncash items of Allied were as follows:

Year Ended December 31,
2020
Cash flows from discontinued operating activities:
Depreciation and amortization	$755
Loss on disposal of fixed assets	22
Non-cash shared-based compensation	145

Cash flows from discontinued investing activities:
Purchase of property and equipment	$93
4. Revenue
We disaggregate our revenue from customers by customer arrangement and geographic region as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below.

	Year Ended December 31,
	2022	2021	2020
Construction contracts	140,798	160,632	80,805
Byproduct services	105,981	101,355	106,704
Raw material sales	46,388	31,232	44,868
Total revenue	$293,167	$293,219	$232,377

	Year Ended December 31,
	2022	2021	2020
United States	$293,167	$293,219	$231,032
Foreign	—	—	1,345
Total revenue	$293,167	$293,219	$232,377
On December 31, 2022, we had $517,914 in transaction price for existing contracts allocated to remaining performance obligations. We expect to recognize approximately 19% of our remaining performance obligations as revenue during 2023, 13% in 2024, 11% in 2025 and 56% thereafter. Revenue associated with our remaining performance obligations relates to our construction contracts. The balance of remaining performance obligations does not include variable consideration that was determined to be constrained as of December 31, 2022. As of December 31, 2022, there were $2,923 in unapproved change orders associated with project scope changes included in estimated costs at completion on certain construction contracts, of which $2,330 were approved after year end.
5. Asset Acquisitions
The Company closed on two acquisitions during the year ended December 31, 2022, and one acquisition during the year ended December 31, 2021, as part of our ERT service offerings.
As each asset group lacked the necessary elements of a business, these transactions were accounted for as asset acquisitions in accordance with ASC 805, Business Combinations. The purchase price comprised the assumed liabilities plus expenses and cash paid by or owed to the seller. Since the fair value of the net assets acquired was different than the purchase price of the assets, the Company allocated the difference pro rata on the basis of relative fair values to reduce the basis of land, land improvements and structural fill sites, property and equipment and other assets acquired. For Cheswick Generating Station asset acquisition as discussed further herein, the Company recognized a deferred gain representing the excess of fair value of the financial assets acquired over the consideration given (including transaction costs incurred).
The Company has identified asset retirement obligations within the assumed liabilities to be initially measured and valued in accordance with ASC 410, Asset Retirement and Environmental Obligations. We developed our estimates of these

CHARAH SOLUTIONS, INC.
Notes to Consolidated Financial Statements, continued
(amounts in thousands except per share data)

obligations using input from our operations personnel. Our estimates are based on our interpretation of current requirements and proposed regulatory changes and are intended to approximate fair value. In the absence of quoted market prices, we determine the estimate of fair value based on the best available information, including the results of present value techniques. We use professional engineering judgment and estimated prices based on quotes rates from third parties and amounts paid for similar work to determine the fair value of these obligations. We are required to recognize these obligations at market prices, whether we plan to contract with third parties or perform the work ourselves.
Once we determined the estimated closure and post-closure costs for each asset retirement obligation, we inflation-adjusted those costs to the expected time of payment using an estimated inflation rate. We then discounted those expected future costs back to present value using the credit-adjusted, risk-free rate effective at the time the obligation was incurred, consistent with the expected cash flow approach. Any changes in expectations that result in an upward revision to the estimated cash flows are treated as a new liability and discounted at the current rate, while downward revisions are discounted at the historical weighted average rate of the recorded obligation. The credit-adjusted, risk-free discount rate used to calculate the present value of an obligation is specific to each specific asset retirement obligation. Gains on ARO settlements result from the requirement to record costs plus an estimate of third-party profit in determining the ARO. When we perform the work using internal resources and reduce the ARO for work performed, we recognize a gain if actual costs are less than the estimated costs plus the third-party profit.
Because these obligations are measured at estimated fair value using present value techniques, changes in the estimated cost or timing of future closure, demolition, and post-closure activities could result in a material change in these liabilities, related assets, and results of operations. We assess the appropriateness of the estimates used to develop our recorded balances annually or more often if conditions warrant. Changes in the timing or extent of future final closure and post-closure activities typically result in a current adjustment to the recorded liability and land, land improvements and structural fill sites assets.
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
As part of the acquisition, the Company acquired certain plant, machinery and equipment and vehicles for which management committed to a plan to sell. Property and equipment of $505 that was initially classified as held for sale were sold to third parties as of December 31, 2022. The Company received proceeds of $1,565 and recorded a gain of $1,060 within gains on sales of real estate, property and equipment, net, in the Company's consolidated statements of operations. The proceeds were recorded in cash flows from investing activities in the Company's consolidated statements of cash flows. The amount of land, land improvements and structural fill sites acquired includes fair value estimates for real estate and scrap to be sold from the demolition of the coal power plant.
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
In the process of accounting for this transaction, the basis of the land, property and equipment acquired was reduced to zero, resulting in an excess of financial assets over and above the purchase price. The Company recorded a deferred gain of $4,476, representing the difference between the fair value of the assets acquired and the consideration given (including transaction costs incurred). This deferred gain will be recognized ratably over the entire project as remediation costs are incurred in proportion to total estimated remediation costs. During the year ended December 31, 2022, the Company recognized $284 of the deferred gain within gains on sales of real estate, property and equipment, net, in the Company's consolidated statements of operations. The decommissioning of the coal power plant and redevelopment of these properties are expected to be completed within 42 months from the date of acquisition, and the post-closure monitoring associated with the Lefever Ash Landfill and Monarch Wastewater Treatment Facility will occur for 30 years after the closure of the sites.
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
As part of the acquisition, the Company acquired certain plant, machinery and equipment and vehicles for which management committed to a plan to sell. The Company received proceeds and recorded a gain of $526 within gains on sales of real estate, property and equipment, net, in the Company's consolidated statements of operations. The proceeds were recorded in cash flows from investing activities in the Company's consolidated statements of cash flows.
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
Gibbons Creek Asset Acquisition
In February 2021, the Company, through its wholly-owned special purpose vehicle subsidiary Gibbons Creek Environmental Redevelopment Group (“GCERG”), closed on an Asset Purchase Agreement (the “APA” or the “Agreement”) with Texas Municipal Power Agency (“TMPA”) to acquire, remediate and redevelop the Gibbons Creek Steam Electric Station and Reservoir (the “Gibbons Creek Transaction”). As part of this Agreement, GCERG took ownership of the 6,166-acre area (collectively, the “Purchased Assets”), which includes the closed power station and adjacent property, the 3,500-acre reservoir, dam and floodway. GCERG assumed all environmental obligations and became responsible for the decommissioning of the coal power plant as well as performing all environmental remediation work for the site landfills and ash ponds. At the closing of the APA, GCERG became liable for and expressly fully assumed any and all environmental liabilities and environmental compliance, as well as, without limitation, any remediation, investigation, management, mitigation, closure, maintenance, reporting, removal, disposal of and any other actions with respect to any hazardous substances at, on, in, under, or emanating from the Purchased Assets.
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
As of December 31, 2022, the Company has completed the sale of nearly 80% of the real property acreage acquired through the Gibbons Creek Transaction. There were no sales of real property acreage for the year ended December 31, 2022. For the year ended December 31, 2021, the sale of property included 4,860 acres of the 6,166-acre area, the 3,500-acre reservoir, dam and spillway. The Company received net proceeds of $23,575 and recorded a gain on sales of property and equipment, net, of $14,669 in the Consolidated Statements of Operations related to this transaction. The proceeds were recorded in cash flows from investing activities in the Consolidated Statements of Cash Flows.

CHARAH SOLUTIONS, INC.
Notes to Consolidated Financial Statements, continued
(amounts in thousands except per share data)

6. Balance Sheet Items
Property and equipment, net
The following table shows the components of property and equipment, net:

	December 31,
	2022	2021
Plant, machinery and equipment	$60,377	$63,937
Structural fill site improvements	55,760	55,760
Vehicles	11,619	11,718
Office equipment	600	600
Buildings and leasehold improvements	267	267
Land, land improvements and structural fill sites	44,790	12,231
Finance lease assets	49,306	31,172
Construction in progress	—	1,522
Total property and equipment	$222,719	$177,207
Less: accumulated depreciation	(128,779)	(106,734)
Property and equipment, net	$93,940	$70,473
Land, land improvements and structural fill sites include $19,107 of real property acquired in the asset acquisitions discussed in Note 5 that the Company is actively demolishing and for which depreciation expense is not being recorded. During the year ended December 31, 2022, the Company capitalized $3,129 of demolition costs and sold scrap with a cost basis of $2,679.
Depreciation expense for the years ended December 31, 2022, 2021, and 2020 was $19,363, $16,718, and $17,659, respectively.
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
During the year ended December 31, 2022, the Company determined that a triggering event occurred that indicated that the carrying value of certain long-lived assets may not be recoverable. The Company determined that the discounted future cash flows were less that the carrying value of the asset group, indicating impairment. The fair value of the assets was determined through a market approach using the net realizable value of the assets, which indicated that certain assets were impaired that resulted in an impairment charge of $10,484. The long-lived assets impaired had a remaining fair value of $20,003 as of December 31, 2022.
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
During the year ended December 31, 2020, in connection with the impairment of certain grinding technology equipment and construction in progress assets, the Company determined that certain slow-moving inventory stored at two locations would no longer be used to create finished goods through the use of the previously mentioned technology-related equipment and would be sold to external parties. We concluded that a triggering event had occurred that the inventory value may not be recoverable. The fair value was determined through a market approach using the net realizable value of the inventory, which indicated that the assets were impaired and resulted in an impairment charge. The Company recognized an impairment charge of $2,757, which was recorded in cost of sales in the Consolidated Statement of Operations. As of December 31, 2022 and 2020, the inventory impaired during the year ended December 31, 2020 had a remaining fair value of $8 and $1,090, respectively.
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
In accordance with ASC 840 and ASC 842, Leases, the Company considered whether this lease, as amended, met any of the following four criteria as part of classifying the lease at the amendment date: (a) the lease transfers ownership of the property to the lessee by the end of the lease term; (b) the lease contains a bargain purchase option; (c) the lease term is equal to 75 percent or more of the estimated economic life of the lease property; and (d) the present value of the minimum lease payments, excluding executory costs, equals or exceeds 90 percent of the excess of the fair value of the lease property to the lessor at lease inception. This lease was recorded as a sales-type finance lease due to the Put Option provision contained within the lease agreement that represents a transfer of ownership of the property by the end of the lease term. Additionally, the Company determined that collectability of the lease payments was reasonably assured and that there were not any significant uncertainties related to costs that it has yet to incur with respect to the lease.
At the amendment date of the lease, a discount rate of 3.9% implicit in the sales-type lease was used to calculate the present value of the minimum lease payments, which the Company recorded as a lease receivable. The Company recognized a gain of $5,568 within operating income in the Consolidated Statements of Operations.
The following table reflects the classification of the lease receivable within our Consolidated Balance Sheet:

December 31, 2022
Lease receivable	$5,872
Less: current portion in prepaid expenses and other current assets	(68)
Non-current portion in other assets	$5,804
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

CHARAH SOLUTIONS, INC.
Notes to Consolidated Financial Statements, continued
(amounts in thousands except per share data)

The following table reflects the classification of the note receivable within our Consolidated Balance Sheet:

December 31, 2022
Note receivable	$852
Less: current portion in prepaid expenses and other current assets	(500)
Non-current portion in other assets	$352
Accrued liabilities
The following table shows the components of accrued liabilities:

	December 31,
	2022	2021
Accrued expenses	$17,022	$25,074
Accrued payroll and bonuses	5,732	7,798
Accrued preferred stock dividends	689	1,994
Accrued interest	2,853	2,008
Accrued liabilities	$26,296	$36,874
Contingent payments for acquisitions
The following table presents the changes in the contingent payments for acquisitions:

	December 31,
	2022	2021
Balance, beginning of period	$1,950	$1,950
Add: interest accreted on contingent payments for acquisition	—	—
Less: gain on change in contingent payment liability	—	—
Balance, end of period	$1,950	$1,950
On March 30, 2018, Charah Management completed a transaction with SCB Materials International, Inc. and affiliated entities (“SCB”), a previously unrelated third party, pursuant to which Charah Solutions acquired certain assets and liabilities of SCB for a purchase price of $35,000, with $20,000 paid at closing and $15,000 to be paid over time in conjunction with certain performance metrics. The contract also contained various mechanisms for a working capital true-up. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations, (“ASC 805”) with the allocation of the purchase price for the acquisition finalized as of March 31, 2019 with the recognized goodwill allocated to the Consolidated Balance Sheets. In November 2018, the $15,000 to be paid over time was reduced by $3,300.
As previously discussed and as further discussed in Note 9, during the year ended December 31, 2020, the Company evaluated the recoverability of certain grinding technology assets. As part of that review, we assessed the likelihood of paying the contingent liability based on achieving certain performance sales levels using these technology assets. The Company concluded that certain sales levels would not be achieved, and we reduced the corresponding liability by $9,702 and this reduction was recognized as a component of operating (loss) income in the Consolidated Statement of Operations. As of December 31, 2022, the remaining liability balance of $1,950 is expected to be paid after 2022.
7. Asset Retirement Obligations
The Company owns two structural fill sites with continuing maintenance and monitoring requirements after their closure, one wastewater treatment facility with continuing maintenance and monitoring requirements, and eight tracts of real property with decommissioning, remediation and monitoring requirements. As of December 31, 2022 and 2021, the Company has accrued $68,561 and $42,413, respectively, for the asset retirement obligations (“ARO”).

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
Real Estate AROs
The Company acquired certain real property through three separate asset acquisitions with decommissioning, remediation and monitoring requirements. Refer to Note 5, Asset Acquisitions, for asset retirement activities and our related accounting for these AROs.
The following table reflects the activity for our asset retirement obligations:

	December 31,
	2022	2021
Balance, beginning of period	$42,413	$5,159
Liabilities incurred	64,479	50,590
Liabilities settled	(37,901)	(11,725)
Accretion	4,359	2,012
Gain on ARO settlement, net	(4,789)	(3,623)
Balance, end of period	68,561	42,413
Less: current portion	(37,982)	(27,534)
Non-current portion	$30,579	$14,879
During the years ended December 31, 2022 and 2021, the Company recognized a gain on ARO settlement, net of $4,789 and $3,623, respectively, representing differences between the estimated costs used in the measurement of the fair value of the Company's AROs and the actual expenditures incurred for specific remediation tasks performed during the year.
During the year ended December 31, 2020, after the expiration of the option and the impairment of the structural fill site assets in August 2020 as discussed above, the Company performed a review of the asset retirement obligation to determine if there had been changes in the estimated amount or timing of cash flows. The Company identified a downward adjustment of

CHARAH SOLUTIONS, INC.
Notes to Consolidated Financial Statements, continued
(amounts in thousands except per share data)

$2,127 primarily due to the refinement of cost information associated with project bonding and insurance and the decrease in actual closure costs incurred since the site has ceased operations. The Company views the asset retirement obligation and the related structural fill site asset as a single asset so we first recorded a reduction of $279 to the carrying value of the asset down to $0 and then recorded the excess balance of $1,848 as a reduction to cost of sales in the Consolidated Statement of Operations.
8. Distributions to Stockholders, Receivable from Affiliates, and Related Party Transactions
ATC Group Services LLC (“ATC”), an entity owned by BCP, our majority stockholder, provided environmental consulting and engineering services at certain service sites. Expenses to ATC were $55, $100, and $288, during the years ended December 31, 2022, 2021, and 2020, respectively. The Company had no receivables outstanding from ATC at December 31, 2022 and 2021. The Company had payables and accrued expenses, net of credit memos, due to ATC of $14 and $4 at December 31, 2022 and 2021, respectively.
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
As further discussed in Note 13, in March 2020, the Company entered into an agreement with an investment fund affiliated with BCP to sell 26 (twenty-six thousand) shares of Series A Preferred Stock and, in November 2022, the Company entered into an investment agreement with BCP to sell 30 (thirty thousand) shares of Series B Preferred Stock.
9. Goodwill and Intangible Assets
Goodwill and indefinite-lived intangible assets are not amortized but instead are tested for impairment annually or more often if events or changes in circumstances indicate that the fair value of the asset may have decreased below its carrying value. We perform our impairment test effective October 1st of each year and evaluate for impairment indicators between annual impairment tests.
Goodwill
As of December 31, 2022 and 2021, goodwill was $62,193. We performed a quantitative assessment of the Company, which we concluded was a single reporting unit, as of October 1, 2022 and 2021 using a market approach, whereby the market capitalization of the Company was compared to its carrying value. The market capitalization was derived from the Company's publicly traded stock price. The fair value of the reporting unit exceeded its carrying value, and therefore, no impairment was recognized.
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

CHARAH SOLUTIONS, INC.
Notes to Consolidated Financial Statements, continued
(amounts in thousands except per share data)

During the year ended December 31, 2022, we recorded an impairment of our Charah trade name intangible asset of $13,316, primarily as a result of decreases in projected revenue, operating results and the royalty rate used in the valuation that was primarily attributable to the recent performance of the Company.
During the year ended December 31, 2020, we recorded an impairment of our Charah trade name intangible asset of $21,014, primarily as a result of a decrease in the royalty rate used in the valuation that was primarily attributable to the recent performance of the Company.
Definite-Lived Intangible Assets
Definite-lived intangible assets were comprised of our customer relationships. Amortization expense of definite-lived intangible assets was $5,921, $7,894, and $8,582 for the years ended December 31, 2022, 2021, and 2020, respectively.
Long-lived assets, including definite-lived intangible assets are reviewed for impairment whenever certain triggering events may indicate impairment. In 2022, due to current-period operating losses and decline in market capitalization, we determined that a triggering event had occurred indicating it was more likely than not the fair value of the customer relationships definite-lived intangible assets were less than the associated carrying value. As a result of the Company’s continued poor financial performance, lack of profitability and negative projected cash flows, we determined that the customer relationships definite-lived intangible assets had no value. The Company recognized an impairment charge of $34,295.
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
The Company’s intangible assets consist of the following as of:

	December 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Definite-lived intangibles
Customer relationships	$78,942	$(78,942)	$—	$78,942	$(38,727)	$40,215

Indefinite-lived intangibles
Charah trade name	13,316	(13,316)	—	13,316	—	13,316

Total			$—			$53,531
10. Long-term Debt
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

CHARAH SOLUTIONS, INC.
Notes to Consolidated Financial Statements, continued
(amounts in thousands except per share data)

As of December 31, 2022, the Company had no borrowings outstanding on the Credit Agreement. Outstanding letters of credit were $10,687 as of December 31, 2022.
As a result of entering into the Credit Agreement, $1,366 of third-party fees were capitalized as debt issuance costs that will be amortized through interest expense, net in the Consolidated Statements of Operations using the effective interest method through the maturity date of the Credit Agreement.
On April 28, 2023, the Company entered into Consent and Amendment No. 3 to Credit Amendment ("Amendment No. 3") that, among other things, (i) provides consent to the Merger Agreement (as defined elsewhere herein), subject to certain conditions, provided that it occurs before October 16, 2023, is materially consistent with the terms of the Merger Agreement and related documents, and no event of default, as defined within the Credit Agreement, has occurred or will result from the acquisition; (ii) amends the definition of Progress Billings Cap Amount to be used in certain borrowing base certificates; (iii) amends the definition of the Applicable Rate; (iv) changes the maturity date from November 9, 2025 to January 31, 2024; and (v) consents to an extension of the deadline for certain financial deliverables for the fiscal year ended December 31, 2022.
Term Loan Agreement
On August 15, 2022, the Company, through its GCERG subsidiary (the “Term Loan Borrower”), entered into a term loan agreement (the “Term Loan Agreement”) with Charah Preferred Stock Aggregator, LP, an affiliate of Bernhard Capital Partners Management, LP (“BCP”). As a result of unexpected operating losses, an increase in contract assets and accelerated cash outflows for remediation activities on an ERT project that led to a decrease in cash during the six months ended June 30, 2022, the Company sought additional financing options to fund ongoing operations and project level investment. The Term Loan Agreement was executed to provide additional liquidity for the Company and accelerate the timing of the Company's cash flows for anticipated sales of the GCERG real estate parcels. The Term Loan Agreement provides for a delayed-draw term loan in an aggregate principal amount of $20,000. The Term Loan Agreement is scheduled to mature on the earlier of the sale of the remaining GCERG real estate parcels or April 15, 2024. The Company elected to draw down the full borrowing capacity available under the Term Loan Agreement by November 8, 2022 through separate funding requests in order to fund operating activities. Borrowings under the Term Loan Agreement accrue interest at a percentage per annum equal to 12.0%, with interest payments due on the first business day of each calendar quarter following the effective date of the Term Loan Agreement and on the maturity date. The Term Loan Borrower agreed to pay a commitment fee equal to $1,000 that is payable on the earliest of (i) April 15, 2024, (ii) the date on which the loans are redeemed in full and all commitments are terminated and (iii) the date on which all commitments are terminated in full. The Term Loan Agreement is secured by a lien on, and security interest in, substantially all of the Term Loan Borrower’s assets, including real property, and is guaranteed on an unsecured basis by the Company and Charah, LLC. Voluntary prepayments are permitted at any time, without premium or penalty.
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
As a result of entering into the Term Loan Agreement, $598 of third-party fees were capitalized as debt issuance costs that will be amortized through interest expense, net in the consolidated statements of operations using the effective interest method through the maturity date of the Term Loan Agreement.
On April 16, 2023, the Company entered into Amendment No. 2 to the Term Loan Amendment that, among other things, (i) waives the mandatory prepayment provisions with respect to certain asset sale proceeds, (ii) joins certain subsidiaries of the Company as guarantors under Term Loan Agreement, and (iii) consents to an extension of the deadline for certain financial deliverables for the fiscal year ended December 31, 2022. In connection with the Term Loan Amendment, ALERG, Cheswick Lefever LLC and Cheswick Plant Environmental Redevelopment Group LLC (collectively, the “Grantors”) entered in to a security agreement, dated as of April 16, 2023, with Charah Preferred Stock Aggregator, LP, an affiliate of BCP, as the secured party (the “Secured Party”), pursuant to which the Grantors granted liens over substantially all of their assets in favor of the Secured Party.

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

CHARAH SOLUTIONS, INC.
Notes to Consolidated Financial Statements, continued
(amounts in thousands except per share data)

11. Notes Payable
The following table summarizes the significant components of debt at each balance sheet date and provides maturities and interest rate ranges for each major category as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Various equipment notes entered into in November 2017, payable in monthly installments ranging from $6 to $24, including interest at 5.2%, maturing in December 2022 through December 2023. The notes are secured by equipment with a net book value of $0 as of December 31, 2022.	$565	$1,748
Various equipment notes entered into in 2018, payable in monthly installments ranging from $1 to $39, including interest ranging from 5.6% to 6.8%, maturing in March 2023 through May 2025. The notes are secured by equipment with a net book value of $3,469 as of December 31, 2022.	3,818	5,952
Various equipment notes entered into in 2019, payable in monthly installments ranging from $2 to $23, including interest ranging from 3.9% to 6.4%, maturing in April 2021 through December 2024. The notes are secured by equipment with a net book value of $1,295 as of December 31, 2022.	1,748	2,633
Various equipment notes entered in 2020, payable in monthly installments ranging from $9 to $10, including interest of 5.4%, maturing in August and September 2025. The notes are secured by equipment with a net book value of $1,098 as of December 31, 2022.	1,215	1,624
Various equipment notes entered into in 2021, payable in monthly installments ranging from $3 to $9, including interest ranging from 4.0% to 6.5%, maturing in February 2026 through August 2026. The notes are secured by equipment with a net book value of $1,696 as of December 31, 2022.	1,484	1,861
An equipment note entered into in 2022 with a customer, payable in monthly installments of $68 with no interest component, maturing with a balloon payment of the remaining outstanding balance in April 2023. The note is secured by equipment with a net book value of $3,784 as of December 31, 2022.	3,784	—
Various commercial insurance premium financing agreements entered into in 2021, payable in monthly installments ranging from $24 to $117, including interest ranging from 3.0% to 3.9%, maturing in October 2021 through April 2022.	—	467
Various commercial insurance premium financing agreements entered into in 2022, payable in monthly installments ranging from $19 to $143, including interest ranging from 4.2% to 5.3%, maturing in November 2022 through June 2023.	592	—
A $10,000 equipment line with a bank, entered into in December 2017, secured by all equipment purchased with the proceeds of the loan. Interest is calculated on any outstanding amounts using a fixed rate of 4.5%. The equipment line converted to a term loan in September 2018, with a maturity date of June 22, 2023. The term loan is secured by equipment with a net book value of $459 as of December 31, 2022.	1,003	3,387
Term Loan Agreement, issued August 2022, and related amendments (see Note 10). After consideration of the amendment, the Term Loan Agreement bears interest at 12.0%, matures in April 2024 and is secured by land and land improvements with a book value of $13,404.	20,000	—
Senior Unsecured Notes, issued August 2021 (see Note 10). The Notes are senior unsecured obligations of the Company, bearing stated interest at 8.50%, and rank equal in right of payment with the Company’s existing and future senior unsecured indebtedness.	135,000	135,000
Total	169,209	152,672
Less debt issuance costs	(9,976)	(11,444)
	159,233	141,228
Less current maturities	(9,649)	(7,567)
Notes payable due after one year	$149,584	$133,661

CHARAH SOLUTIONS, INC.
Notes to Consolidated Financial Statements, continued
(amounts in thousands except per share data)

Future maturities of notes payable at December 31 are as follows:

For the Year Ending December 31,
2023	$9,649
2024	23,226
2025	1,122
2026	135,212
Total	$169,209
12. Sale-leaseback Transaction
In November 2020, we entered into a sale-leaseback transaction whereby we sold and leased back plant, machinery and equipment and vehicles. The transaction met the requirements of a sale in accordance with ASC 606, and the lease is classified as a finance lease under Leases (Topic 842) as of December 31, 2022 and a capital lease under Leases (Topic 840) as of December 31, 2021 and 2022. Proceeds from the sale were $7,000, and the cost and related accumulated depreciation of the plant, machinery and equipment and vehicles of $9,841 and $3,302, respectively, were removed from the Consolidated Balance Sheet at the time of the sale. The $461 gain realized on the sale and $88 in loan origination fees incurred at the time of the sale were included in the lease asset that is being depreciated over the life of the lease (three years). The lease obligation of $2,128 is recorded within current liabilities in the Consolidated Balance Sheet as of December 31, 2022. The lease obligation of $2,357 and $2,128 is recorded within current and long-term liabilities, respectively, in the Consolidated Balance Sheet as of December 31, 2021. The proceeds from the sale were recorded within investing activities in the Consolidated Cash Flow Statements in the year ended December 31, 2020.
13. Mezzanine Equity
Series A Preferred Stock
In March 2020, the Company entered into an agreement with an investment fund affiliated with BCP to sell 26 (twenty-six thousand) shares of Series A Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), with an initial aggregate liquidation preference of $26,000, net of a 3% Original Issue Discount (“OID”) of $780 for net proceeds of $25,220 in a private placement (the “Series A Preferred Stock Offering”). Proceeds from the Series A Preferred Stock Offering are being used for liquidity and general corporate purposes. In connection with the issuance of the Series A Preferred Stock, the Company incurred direct expenses of $966, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. The Series A Preferred Stock was initially recorded net of OID and direct expenses, which are being accreted through paid-in-capital as a deemed dividend from the date of issuance through the first possible known redemption date, March 16, 2023. As of December 31, 2022, the Company had accrued dividends of $1,170 associated with the Series A Preferred Stock, which was recorded at a fair value of $689 using unobservable information for similar items and is classified as a level 3 fair value measurement.
Dividend Rights The Series A Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights and rights on the distribution of assets in any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Series A Preferred Stock had an initial liquidation preference of $1 (one thousand dollars) per share.
The holders of the Series A Preferred Stock are entitled to a cumulative dividend paid in cash at the rate of 10.0% per annum, payable on a quarterly basis. If we do not declare and pay a dividend to the holders of the Series A Preferred Stock, the dividend rate will increase to 13.0% per annum and the dividends are paid-in-kind by adding such amount to the liquidation preference. Upon meeting certain "specified payment conditions," the Company has the ability under the Asset-Based Lending Credit Agreement to pay cash dividends on the Series A Preferred Stock. However, the Company’s intention is to pay dividends in-kind for the foreseeable future. The dividend rate will increase to 16.0% per annum upon the occurrence and during the continuance of an event of default. As of December 31, 2022, the liquidation preference of the Series A Preferred Stock, inclusive of dividends in-kind, was $37,176.
Conversion Features The Series A Preferred Stock is convertible at the option of the holders at any time on and subsequent to the three-month anniversary of the date of issuance into shares of common stock at a conversion price of $27.70 per share (the “Conversion Price”), which represents a 30% premium to the 20-day volume-weighted average price ended March 4, 2020. As of December 31, 2022, the maximum number of common shares that could be required to be issued if

CHARAH SOLUTIONS, INC.
Notes to Consolidated Financial Statements, continued
(amounts in thousands except per share data)

converted is 1,342 (one million three hundred forty-two thousand). The conversion rate is subject to the following customary anti-dilution and other adjustments:
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
On or subsequent to the three-year anniversary of the date of issuance, if the holders have not elected to convert all their shares of Series A Preferred Stock, the Company may give 30 days’ notice to the holders giving the holders the option to choose, in their sole discretion, to have all outstanding shares of Series A Preferred Stock converted into shares of common stock or redeemed in cash at the then applicable Redemption Price (as defined below). The Company may not issue this conversion notice unless (i) the average volume-weighted average price per share of the Company’s common stock during each of the 20 consecutive trading days before the conversion is greater than 120% of the conversion price; (ii) the Company’s common stock is listed on a national securities exchange; (iii) a registration statement for the re-sale of the common stock is then effective; and (iv) the Company is not then in possession of material non-public information as determined by Regulation FD promulgated under the Exchange Act.
The Series A Preferred Stock and the associated dividends during the year ended December 31, 2022 did not generate a beneficial conversion feature (“BCF”) upon issuance as the fair value of the Company’s common stock was less than the conversion price at the dividend dates. The Company will determine and, if required, measure a BCF based on the fair value of our stock price on the date dividends are declared for each subsequent dividend. If a BCF is recognized, a reduction to paid-in capital and the Series A Preferred Stock will be recorded and then subsequently accreted through the first redemption date.
Additionally, the Company determined that the nature of the Series A Preferred Stock was more akin to an equity instrument and that the economic characteristics and risks of the embedded conversion options were clearly and closely related to the Series A Preferred Stock. As such, the conversion options were not required to be bifurcated from the host under ASC 815, Derivatives and Hedging.
Redemption Rights If the Company undergoes certain change of control transactions, the Company will be required to immediately make an offer to repurchase all of the then-outstanding shares of Series A Preferred Stock for cash consideration per share equal to the greater of (i) 100% of the Liquidation Preference, plus accrued and unpaid dividends, if any, plus, if applicable for a transaction occurring before the third anniversary of the closing, a make-whole premium determined pursuant to a calculation of the present value of the dividends that would have accrued through such anniversary, discounted at a rate equal to the applicable treasury rate plus 0.50% (the “Make-Whole Premium”); provided that if the transaction occurs before the first anniversary of the closing, the Make-Whole Premium shall be no greater than $4,000 and (ii) the closing sale price of the common stock on the date of such redemption multiplied by the number of shares of common stock issuable upon conversion of the outstanding Series A Preferred Stock.
On or subsequent to the three-year anniversary of the issuance of the Series A Preferred Stock, the Company may redeem the Series A Preferred Stock, in whole or in part, for an amount in cash equal to the greater of (i) the closing sale price of the common stock on the date the Company delivers such notice multiplied by the number of shares of common stock issuable upon conversion of the outstanding Series A Preferred Stock and (ii) (x) if the redemption occurs before the fourth anniversary of the date of the closing, 103% of the Liquidation Preference, plus accrued and unpaid dividends, or (y) if the redemption occurs on or after the fourth anniversary of the date of the closing, the Liquidation Preference plus accrued and unpaid dividends (the foregoing clauses (i) or (ii), as applicable, the “Redemption Price”).

CHARAH SOLUTIONS, INC.
Notes to Consolidated Financial Statements, continued
(amounts in thousands except per share data)

On or subsequent to the seven-year anniversary of the date of issuance, the holders have the right, subject to applicable law, to require the Company to redeem the Series A Preferred Stock, in whole or in part, into cash consideration equal to the liquidation preference, plus all accrued and unpaid dividends, from any source of funds legally available for such purpose.
Since the redemption of the Series A Preferred Stock is contingently or optionally redeemable and therefore not certain to occur, the Series A Preferred Stock is not required to be classified as a liability under ASC 480, Distinguishing Liabilities from Equity. As the Series A Preferred Stock is redeemable in certain circumstances at the option of the holder and is redeemable in certain circumstances upon the occurrence of an event that is not solely within our control, we have classified the Series A Preferred Stock in mezzanine equity in the Consolidated Balance Sheets.
Liquidation Rights In the event of any liquidation, winding-up or dissolution of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock would receive an amount in cash equal to the greater of (i) 100% of the liquidation preference plus a Make-Whole Premium and (ii) the amount such holders would be entitled to receive at such time if the Series A Preferred Stock were converted into Company common stock immediately before the liquidation event. The Make-Whole Premium is removed from the calculation for a liquidation event occurring subsequent to the third anniversary of the issuance date.
Voting Rights The holders of the Series A Preferred Stock are entitled to vote with the holders of the common stock on an as-converted basis in addition to voting as a separate class as provided by applicable Delaware law and the Company’s organizational documents. The holders, acting exclusively and as a separate class, shall have the right to appoint either a non-voting observer to the Company’s Board of Directors or one director to the Company’s Board of Directors.
Registration Rights The holders of the Series A Preferred Stock have certain customary registration rights with respect to the Series A Preferred Stock and the shares of common stock into which they are converted, pursuant to the terms of a registration rights agreement.
Series B Preferred Stock
On November 14, 2022, the Company and an investment fund affiliated with BCP entered into (i) an agreement to sell 30 (thirty thousand) shares of Series B Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”), with an initial aggregate liquidation preference of $30,000, net of a 4% Original Issue Discount (“OID”) of $1,200 for net proceeds of $28,800 in a private placement (the “Series B Preferred Stock Investment”).
The Series B Preferred Stock ranks senior to all classes or series of equity securities of the Company with respect to dividend rights and rights on liquidation. In the event of any liquidation or winding up of the Company, the holder of each share of the Series B Preferred Stock will receive in preference to the holders of the Company common stock a per share amount equal to the greater of (i) the stated value of the Series B Preferred Stock and (ii) the amount such holders would be entitled to receive at such time if the Series B Preferred Stock were converted into Company common stock. Proceeds from the Series B Preferred Stock Investment were used for liquidity and general corporate purposes.
Conversion Features The holder of the Series B Preferred Stock may at any time following the 3-month anniversary of issuance convert all or a portion of the Series B Preferred Stock into common stock of the Company. Each share of Series B Preferred Stock will be convertible into a number of shares of common stock of the Company equal to the purchase price of such share divided by the conversion price, which will be set at an amount representing the volume-weighted average closing price of the Company common stock for the 20-trading days immediately preceding the public announcement of this transaction.
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
Registration Rights The holders of the Series B Preferred Stock will receive (i) customary transferable shelf registration rights pertaining to the Series B Preferred Stock and any shares of Company common stock issued upon the conversion thereof and (ii) customary piggyback and demand rights in respect of any Company common stock issued upon the conversion of any preferred stock, in each case, by amendment to the Company’s current registration rights agreement or otherwise and on terms consistent therewith.
14. Contract Assets and Liabilities
The timing of revenue recognition, billings and cash collections results in accounts receivable, contract assets, and contract liabilities on the Consolidated Balance Sheets.
Our contract assets are as follows:

	December 31,
	2022	2021
Costs and estimated earnings in excess of billings	$11,700	$17,163
Retainage	9,281	9,681
Total contract assets	$20,981	$26,844
The increase in contract assets in 2022 was primarily attributable to the timing of the billings for construction contracts.
Our contract liabilities are as follows:

	December 31,
	2022	2021
Deferred revenue	$258	$483
Billings in excess of costs and estimated earnings	8,160	5,716
Total contract liabilities	$8,418	$6,199
We recognized revenue of $5,941 for the year ended December 31, 2022, which was previously included in the contract liability balance at December 31, 2021.

CHARAH SOLUTIONS, INC.
Notes to Consolidated Financial Statements, continued
(amounts in thousands except per share data)

The following table sets forth the costs and estimated earnings on uncompleted contracts as of:

	December 31,
	2022	2021
Costs incurred on uncompleted contracts	$344,692	$227,195
Estimated earnings	20,267	22,331
Total costs and earnings	364,959	249,526
Less billings to date	(361,419)	(238,079)
Costs and estimated earnings in excess of billings	$3,540	$11,447
The following table sets forth the net balance in process as of:

	December 31,
	2022	2021
Costs and estimated earnings in excess of billings	$11,700	$17,163
Billings in excess of costs and estimated earnings	(8,160)	(5,716)
Net balance in process	$3,540	$11,447
Anticipated losses on long-term contracts are recognized when such losses become evident. As of December 31, 2022 and 2021, accruals for anticipated losses on long-term contracts were $120 and $159, respectively.
15. Stock-Based Compensation
The Company adopted the Charah Solutions, Inc. 2018 Omnibus Incentive Plan (the “2018 Plan”), pursuant to which employees, consultants, and directors of the Company and its affiliates, including named executive officers, are eligible to receive awards. The 2018 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, bonus stock, dividend equivalents, other stock-based awards, substitute awards, annual incentive awards, and performance awards intended to align the interests of participants with those of Company's stockholders. The Company has reserved 301 shares of common stock for issuance under the 2018 Plan, and all future equity awards described above will be issued pursuant to the 2018 Plan. During the year ended December 31, 2022, the Company amended the 2018 Plan to reserve an additional 200 shares of common stock, for a total of 501 shares of common stock reserved for issuance under the 2018 Plan.
Restricted share units (“RSUs”)
During the years ended December 31, 2022, 2021 and 2020, the Company granted 90, 50 and 54, respectively, RSUs under the 2018 Plan that have time-based vesting requirements.
Of the RSUs granted during the year ended December 31, 2022, 17 vest at the end of a one-year period, 56 vest in equal annual installments over three years, and 17 vest in equal annual installments over four years. The fair value of these RSUs is based on the market price of the Company’s shares on the grant date. As of December 31, 2022, 3 of the shares were vested and none had been forfeited.
Of the RSUs granted during the year ended December 31, 2021, 9 vest at the end of a one-year period, and 41 vest in equal annual installments over three years. The fair value of these RSUs is based on the market price of the Company’s shares on the grant date. As of December 31, 2022, 251 of the shares were vested and 71 had been forfeited.
Of the RSUs granted during the year ended December 31, 2020, 2 vested at the end of an eleven-month period, 9 vest after one year, 43 vest in equal installments over three years. The fair value of these RSUs is based on the market price of the Company's shares on the grant date. As of December 31, 2022, 491 of the shares were vested and 111 had been forfeited.
Performance share units (“PSUs”)
During the year ended December 31, 2022, 2021 and 2020, the Company granted 31, 24, and 23 PSUs, respectively, under the 2018 Plan that cliff vest after three years. The vesting of the PSUs is dependent upon the following performance goals during a specified period (the “Performance Period”): (i) the relative total stockholder return (“TSR”) percentile ranking of the Company as compared to the specified performance peer group and (ii) cumulative revenue. Each performance goal is weighted at 50% in determining the number of PSUs that become earned PSUs. The maximum number of earned PSUs for the Performance Period is 200% of the target number of PSUs. The total compensation cost we will recognize under the PSUs will

CHARAH SOLUTIONS, INC.
Notes to Consolidated Financial Statements, continued
(amounts in thousands except per share data)

be determined using the Monte Carlo valuation methodology, which factors in the value of the TSR market condition when determining the grant date fair value of the PSU. Compensation cost for each PSU is recognized during the Performance Period based on the probable achievement of the two performance criteria. The PSUs are converted into shares of our common stock at the time the PSU award value is finalized. Two shares granted during 2022 vested and 4 shares had been forfeited, 2 shares granted during 2021 vested and 2 shares had been forfeited, and 23 shares granted during 2019 were forfeited.
A summary of the Company’s non-vested share activity for the year ended December 31, 2022 is as follows:

	Restricted Stock		Performance Stock		Total
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2021	89	$46.16	65	$42.40	154	$44.60
Granted	90	36.09	31	29.70	121	34.45
Forfeited	(30)	44.28	(29)	56.45	(59)	50.24
Vested	(61)	45.78	(4)	41.19	(65)	45.53
Balance as of December 31, 2022	88	$36.90	63	$30.21	151	$34.08

	Restricted Stock		Performance Stock		Total
	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2021	0.88	$4,072	1.26	$2,979	1.04	$7,051

Balance as of December 31, 2022	1.08	$476	1.33	$346	1.18	$822
Stock-based compensation expense related to the restricted stock issued was $1,936, $1,945 and $1,839 during the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, total unrecognized stock-based compensation expense related to non-vested awards of restricted stock, net of estimated forfeitures, was $1,576, and is expected to be recognized over a weighted-average period of 1.18 years. The total fair value of awards vested for the year ended December 31, 2022 was $2,133.
Stock-based compensation expense related to the performance stock issued was $724, $757 and $555 during the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, total unrecognized stock-based compensation expense related to non-vested awards of performance stock, net of estimated forfeitures, was $853, and is expected to be recognized over a weighted-average period of 1.83 years.
16. Defined Contribution Retirement Plan
Charah and its operating subsidiary, Ash Management Services (“AMS”), provide a defined contribution employee benefit plan (the “Charah and AMS 401(k) Plan”) qualified under Section 401(k) of the Code to employees who have completed 90 days of service and have attained age 18. Participants may contribute up to the lesser of 90% of eligible compensation or the maximum allowed under the Code. Charah and AMS make matching safe harbor contributions to participant accounts of up to 3% of the participant’s annual compensation. During the year ended December 31, 2022, 2021 and 2020, Charah and AMS contributed $968, $940 and $393, respectively, to the Charah and AMS 401(k) Plan.
17. Commitments and Contingencies
In December 2022, the Company was notified by a whistleblower that certain employees had engaged in improper spending activities at one of our project sites. In response, the Company conducted an internal investigation that substantiated the whistleblower's allegations. The Company engaged external legal counsel and a forensic accounting investigation team to thoroughly assess the extent of the fraudulent activities. Based on specific assumptions and limitations, we determined a range of $1,140 to $2,670 of possible loss related to potentially fraudulent transactions believed to have been billed to the customer from 2018 through 2022. The investigation will continue to proceed through the legal process, which includes examining the extent of involvement of the customer, its representatives or any third parties in contributory responsibility, evaluating the extent of insurance coverage available for reimbursement of the Company's losses, and collaborating with external law enforcement agencies to ascertain the full scope and magnitude of the overall fraudulent scheme. The Company has reversed

CHARAH SOLUTIONS, INC.
Notes to Consolidated Financial Statements, continued
(amounts in thousands except per share data)

revenue of $2,476 for these fraudulent activities during the year ended December 31, 2022, representing management's best estimate of the probable loss, irrespective of potential recoveries from third parties or insurance policies.
In September 2022, TMPA served GCERG in the District Court of Travis County, Texas with a lawsuit alleging improper calculation of costs attributed to the remediation of the Site F Landfill on our Gibbons Creek project. In our APA with TMPA, GCERG agreed that if aggregate costs actually incurred to remediate the Site F Landfill did not exceed $13,600, then the cash and restricted cash received would be reduced on a dollar-for-dollar basis. In May 2023, the two parties held an unsuccessful mediation. This lawsuit is in the discovery phase and the Company intends to continue to defend the case vigorously.
From time to time the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. For all such lawsuits, claims and proceedings, we record reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. Although it is difficult to predict the ultimate outcome of these lawsuits, claims and proceedings, we do not believe that the ultimate disposition of any of these matters, individually or in the aggregate, would have a material adverse effect on our results of operations, financial position or cash flows. We maintain liability insurance for certain risks that is subject to certain self-insurance limits.
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
The primary multiemployer plan to which AMS made contributions for the year ended December 31, 2022, 2021 and 2020 is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”). The most recent Pension Protection Act zone status available in 2022 is for the respective multiemployer plan’s year-end within those years, unless otherwise noted. The zone status is based on information that AMS received from the multiemployer plans and is certified by the respective multiemployer plan’s actuary. Among other factors, multiemployer plans in the red zone (critical) are generally less than 65% funded, multiemployer plans in the yellow zone (endangered) are less than 80% funded, and multiemployer plans in the green zone (neither critical and declining, critical, or endangered) are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates multiemployer plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The last column lists the expiration dates of the collective bargaining agreements to which the multiemployer plans are subject.

CHARAH SOLUTIONS, INC.
Notes to Consolidated Financial Statements, continued
(amounts in thousands except per share data)

				Year ended December 31, 2022	Year ended December 31, 2021	Year ended December 31, 2020
Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status	FIP/RP Status Pending/ Implemented	Contributions to Funds by AMS	Contributions to Funds by AMS	Contributions to Funds by AMS	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
Central states, southeast and southwest areas pension plan	36-6044243	Red - Critical and declining	Progress under FIP or RP	$59	$111	$55	No	Continuous with notice period by either party
Operating Engineers Local 324 Pension Fund	38-1900637	Red - Critical	Progress under FIP or RP	$—	$—	$27	Yes	2021
Employer Teamsters Locals 175 & 505 pension trust fund	55-6021850	Red - Critical	Progress under FIP or RP	$111	$81	$74	Yes	2023
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
The total income tax (benefit) expense on (loss) income before income taxes was allocated as follows:

	Year Ended December 31,
	2022	2021	2020
Continuing operations	$(57)	$661	$(914)
Discontinued operations	—	—	94
Total	$(57)	$661	$(820)
The components of the provision for income taxes attributable to continuing operations for the year ended December 31, 2022, 2021, and 2020 is as follows:

	Year Ended December 31,
	2022	2021	2020
Current income tax expense (benefit):
Federal	$72	$—	$—
State	—	80	(80)
	72	80	(80)
Deferred income tax expense (benefit):
Federal	(280)	500	(843)
State	151	81	9
	(129)	581	(834)
Total income tax expense (benefit)	$(57)	$661	$(914)

CHARAH SOLUTIONS, INC.
Notes to Consolidated Financial Statements, continued
(amounts in thousands except per share data)

The items accounting for differences between income taxes computed at the federal statutory rate and the (benefit) provision recorded for income taxes for continuing operations were as follows:

	Year Ended December 31,
	2022	2021	2020
Income tax benefit at the federal statutory rate (21%)	$(26,914)	$(1,079)	$(13,537)
State income tax (benefit) expense, net of federal tax benefit	119	127	(70)
Non-controlling interest	55	(3)	(251)
Stock compensation	164	(164)	277
Valuation allowance	26,151	1,578	12,328
Foreign income tax differential	23	—	—
Permanent items	345	202	339
Total income tax (benefit) expense	$(57)	$661	$(914)
The Company accounts for income taxes in accordance with ASC 740, which requires an asset and liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax basis of assets and liabilities existing at each balance sheet date using enacted tax rates for the years in which taxes are expected to be paid or recovered.
The components of the Company’s deferred tax assets and liabilities as of December 31, 2022 and 2021 are as follows:

	As of December 31,
	2022	2021
Deferred tax assets:
Loss carryovers	$29,749	$14,333
Intangible assets	13,834	3,431
Other accrued expenses and reserves	2,056	2,326
Right-of-use liability	8,771	—
Finance leases	517	1,091
Deferred asset sale	1,018	226
Accrued bonus	1,471	1,195
Asset retirement obligations	16,655	10,222
Capitalized cost	4,903	819
Deferred tax assets	78,974	33,643
Valuation allowance	(50,311)	(19,937)
Net deferred tax asset	28,663	13,706
Deferred tax liabilities:
Fixed assets, including land	12,433	9,757
Restricted cash from ERT projects	9,089	4,838
Right-of-use assets	7,955	—
Prepaid expenses	5	60
Deferred tax liabilities	29,482	14,655
Net deferred tax liability	$819	$949
The Company has net operating loss carryforwards of $90,241 for federal income tax purposes as of December 31, 2022. The increase in the net operating loss carryforward from 2021 is due to operating losses in 2022. Additionally, capital losses of $3,793 were recognized in 2022 which may be carried back to increase the net operating loss carryforward. Deferred interest expense carried forward to 2023 is $25,773. Net operating losses have unlimited carryover periods. Net operating losses and deferred interest expense for state tax purposes vary by state due mainly to apportionment. Most states allow net operating loss carryovers for a limited number of years.
The Company’s utilization of net operating losses and deferred interest expense in the future will be limited due to the provisions of Section 382 of the Internal Revenue Code. This will limit the utilization of carryover losses in 2023 and thereafter to approximately $2,700 per year plus an increased amount for certain built-in gains recognized over the next five years.

CHARAH SOLUTIONS, INC.
Notes to Consolidated Financial Statements, continued
(amounts in thousands except per share data)

Net deferred tax liabilities were $819 and $949 at December 31, 2022 and 2021, respectively. We consider both positive and negative evidence when measuring the need for a valuation allowance. The weight given to the evidence is commensurate with the extent to which it may be objectively verified. Current and cumulative financial reporting results are a source of objectively verifiable evidence. We give operating results during the most recent three-year period a significant weight in our analysis. We typically only consider forecasts of future profitability when positive cumulative operating results exist in the most recent three-year period. We perform scheduling exercises to determine if sufficient taxable income of the appropriate character exists in the periods required in order to realize our deferred tax assets with limited lives before their expiration. Realization of net operating losses and other carryforwards is dependent upon generating sufficient taxable income in the appropriate jurisdiction before the expiration of the carryforward periods, which involves business plans, planning opportunities and expectations about future outcomes.
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
The change in the valuation allowance for deferred tax assets is as follows:

	As of December 31,
	2022	2021
Beginning balance	$(19,937)	$(17,158)
Current additions recorded in income tax (benefit) or expense	(32,023)	(2,708)
Current reductions recorded in income tax (benefit) or expense	1,338	837
Other adjustments	311	(908)
Ending balance	$(50,311)	$(19,937)
Based on the available evidence as of December 31, 2022 and 2021 we were not able to conclude it was more likely than not certain deferred tax assets would be realized. Therefore, a valuation allowance of $50,311 and $19,937, respectively, was recorded against our deferred tax assets. We will continue to evaluate the need for a valuation allowance on our deferred tax assets in future periods.
The Company classifies any interest and penalties related to income taxes assessed as part of income tax expense. The Company has concluded that there are no significant uncertain tax positions requiring recognition in the financial statements, nor has the Company been assessed any significant interest or penalties by any major tax jurisdiction to any open tax periods.
The Company’s income tax returns for the year ended December 31, 2021, 2020 and 2019 have been timely filed with the U.S. federal, state and local governments. The statute of limitations is open for the federal income tax return and certain state returns through October 15, 2025, 2024, and 2023 respectively, and for most of the remaining state returns through October 15, 2026, 2025 and 2024, respectively.
The Company owned a foreign subsidiary located in a foreign jurisdiction in 2022 and prior calendar years.The Company is not aware of any potential adjustments for 2022 or prior years and any potential adjustment is not expected to be material to the financial statements. The foreign subsidiary was dissolved in 2022.
20. Leases
The Company leases equipment, vehicles, and real estate under various arrangements which are classified as either operating or finance leases. A lease exists when a contract or part of a contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. In determining whether a lease exists, we consider whether a contract provides us with both: (a) the right to obtain substantially all of the economic benefits from the use of the identified asset and (b) the right to direct the use of the identified asset.
Our leases typically include a combination of fixed and variable payments. Fixed payments are generally included when measuring the right-of-use asset and lease liability. Variable payments, which primarily represent payments based on usage of the underlying asset, are generally excluded from such measurement and expensed as incurred. In addition, certain of our lease arrangements may contain a lease coupled with an arrangement to provide other services, such as maintenance, or may require us to make other payments on behalf of the lessor related to the leased asset, such as payments for taxes or insurance.

CHARAH SOLUTIONS, INC.
Notes to Consolidated Financial Statements, continued
(amounts in thousands except per share data)

We elected the practical expedient to not separate lease and non-lease components for all leases entered into after the date of adoption.
The Company has elected the short-term lease exemption for all underlying asset classes. Accordingly, leases with an initial term of 12 months or less which are not expected to be renewed beyond one year, are not recorded on the balance sheet and are recognized as a lease expense on a straight-line basis over the lease term.
The measurement of right-of-use assets and lease liabilities requires us to estimate appropriate discount rates. To the extent the rate implicit in the lease is readily determinable, such rate is utilized. However, based on information available at lease commencement for our leases, the rate implicit in the lease is not known. As such, we utilize an incremental borrowing rate, which represents the rate of interest that we would pay to borrow on a collateralized basis, over a similar term, an amount equal to the lease payments.
Lease position as of December 31, 2022
The following table presents the lease-related assets and liabilities reported in the Consolidated Balance Sheet as of December 31, 2022:

	Classification on the Consolidated Balance Sheet	December 31, 2022
Assets
Operating lease assets	Operating lease right-of-use assets	$32,748
Finance lease assets	Real estate, property and equipment, net	49,306
Total lease assets		$82,054

Liabilities
Current
Operating	Operating lease liabilities, current	$12,483
Finance	Finance lease obligations, current	10,592
Non-current
Operating	Operating lease liabilities, long-term	23,621
Finance	Finance lease obligations, less current portion	24,585
Total lease liabilities		$71,281
Lease costs
The following table presents information related to our lease expense for the years ended December 31, 2022:

December 31, 2022
Finance lease costs:
Amortization expense	$9,785
Interest expense	2,483
Operating lease costs	13,893
Short-term lease expense	464
Total lease expense	$26,625
The total rent expense included in the Consolidated Statements of Operations for the years ended December 31, 2021 and 2020 was $26,990 and $19,406, respectively.
Lease term and Discount rate
The following table presents certain information related to the lease terms and discount rates for our leases as of December 31, 2022:

CHARAH SOLUTIONS, INC.
Notes to Consolidated Financial Statements, continued
(amounts in thousands except per share data)

December 31, 2022
Weighted-average remaining term in years
Operating leases	3.68
Finance leases	4.41
Weighted-average discount rate
Operating leases	7.4%
Finance leases	7.2%
Other Information
The following table presents supplemental cash flow information related to our leases for the years ended December 31, 2022:

December 31, 2022
Cash paid amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$14,118
Operating cash flows used for finance leases	2,453
Financing cash flows used for finance leases	9,381
Total	$25,952

Right-of-use assets obtained in exchange for:
New operating lease liabilities	$15,866
New finance lease liabilities	18,134
Total	$34,000
Maturity of Lease Liabilities
The following table reconciles our future minimum lease payments on an undiscounted cash flow basis to our lease liabilities reported in the Consolidated Balance Sheet as of December 31, 2022:

For the Years Ending December 31,	Operating Leases	Finance Leases
2023	$14,583	$12,825
2024	9,354	10,628
2025	5,150	9,172
2026	3,935	6,500
2027	3,069	939
Thereafter	6,122	—
Total minimum lease payments	$42,213	$40,064
Less: Amount of lease payments representing interest	(6,109)	(4,887)
Present value of future minimum lease payments	$36,104	$35,177

Current portion of lease liabilities	$12,483	$10,592
Noncurrent portion of lease liabilities	23,621	24,585
Total lease liabilities	$36,104	$35,177
The Company's future minimum lease payments for operating leases as of December 31, 2021 are as follows:

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
Basic and diluted loss per share is determined using the following information:

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net loss from continuing operations	$(127,843)	$(5,814)	$(64,746)
Deemed and imputed dividends on Series A Preferred Stock	(599)	(592)	(461)
Series A Preferred Stock dividends	(5,307)	(8,156)	(4,064)
Net loss from continuing operations attributable to common stockholders	(133,749)	(14,562)	(69,271)
Net income from discontinued operations	—	—	8,883
Net loss attributable to common stockholders	$(133,749)	$(14,562)	$(60,388)

Denominator:
Weighted average shares outstanding	3,363	3,157	2,990
Dilutive share-based awards	—	—	—
Total weighted average shares outstanding, including dilutive shares	3,363	3,157	2,990

Net loss from continuing operations per common share
Basic	$(39.77)	$(4.61)	$(23.17)
Diluted	$(39.77)	$(4.61)	$(23.17)

Net income from discontinued operations per common share
Basic	$—	$—	$2.97
Diluted	$—	$—	$2.97

Net loss attributable to common stockholders per common share
Basic	$(39.77)	$(4.61)	$(20.20)
Diluted	$(39.77)	$(4.61)	$(20.20)
The holders of the Series A and Series B Preferred Stock have non-forfeitable rights to common stock dividends or common stock dividend equivalents. Accordingly, the Series A and Series B Preferred Stock qualify as participating securities.
As a result of the net loss from continuing operations per share for the years ended December 31, 2022, 2021, and 2019, the inclusion of all potentially dilutive shares would be anti-dilutive. Therefore, dilutive shares (in thousands) of 1,647, 1,224, and 925 were excluded from the computation of the weighted average shares for diluted net loss per share for the years ended December 31, 2022, 2021, and 2020 respectively.

CHARAH SOLUTIONS, INC.
Notes to Consolidated Financial Statements, continued
(amounts in thousands except per share data)

A summary of securities excluded from the computation of diluted earnings per share is presented below:

	Year Ended December 31,
	2022	2021	2020
Diluted earnings per share:
Anti-dilutive restricted and performance stock units	180	132	151
Anti-dilutive Series A and Series B Preferred Stock convertible into common stock	1,467	1,092	774
Potentially dilutive securities, excluded as anti-dilutive	1,647	1,224	925
Reverse Stock Split
On December 29, 2022, the Company effected a one-for-ten (1:10) reverse stock split of its common stock, par value $0.01 per share. The reverse stock split, which was authorized by its Board of Directors, was approved by Charah Solutions’ stockholders on November 23, 2022. The reverse stock split reduced the number of outstanding shares of the Company's common stock from 33,889 shares as of December 29, 2022, to 3,389 shares outstanding post-split. The primary purpose of the reverse stock split was to increase the per share market price of the Company’s common stock tin an effort to maintain compliance with applicable NYSE continued listing standards with respect to the closing price of our common stock.
22. Major Customers
Revenues from certain customers in excess of 10% of total consolidated revenues for the years ended December 31 are as follows:

December 31, 2022	Revenue	% of Total	% of A/R, net
Customer 1	$64,484	22.0%	28.9%

December 31, 2021	Revenue	% of Total	% of A/R, net
Customer 1	$40,590	13.8%	4.6%
Customer 2	34,788	11.9%	11.1%
Customer 3	29,670	10.1%	2.4%
During the year ended December 31, 2020, no customers accounted for greater than 10% of total consolidated revenue or trade accounts receivable, net.
23. Subsequent Events
Agreement and Plan of Merger
On April 16, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Acquisition Parent 0423 Inc., a Delaware corporation (the “Parent”), and Acquisition Sub April 2023, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Parent (“Acquisition Sub”), pursuant to which, and subject to the terms and conditions therein, Acquisition Sub will be merged with and into the Company, with the Company continuing as the surviving corporation in the merger (the “Merger”). Following the consummation of the Merger, the Company will be a wholly owned subsidiary of Parent. Parent is a wholly owned subsidiary of investment funds affiliated with SER Capital Partners (“SER”), a private investment firm focused on sustainable investment.
Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.01 per share, of the Company issued and outstanding immediately prior to the Effective Time will be cancelled and each share will be converted into the right to receive $6.00 per share in cash, without interest (the “Common Per Share Merger Consideration”). In addition, at the Effective Time, each share of Series A Preferred Stock of the Company and Series B Preferred Stock of the Company that is issued and outstanding immediately prior to the Effective Time shall be purchased and redeemed by Parent pursuant to Section 8 of the Certificate of Designations of Series A Preferred Stock and Section 7 of the Certificate of Designations of Series B Preferred Stock in exchange for the Series A Redemption Price of $40,061 (as such term is defined in the Merger Agreement) or the Series B Redemption Price of $30,000 (as such term is defined in the Merger Agreement), respectively (the “Redemption”).

CHARAH SOLUTIONS, INC.
Notes to Consolidated Financial Statements, continued
(amounts in thousands except per share data)

The parties to the Merger Agreement have made certain customary representations and warranties and have agreed to certain covenants. The Merger Agreement between Parent and the Company may be terminated by mutual consent of both parties or under certain conditions as detailed within the Merger Agreement.
The closing of the transactions contemplated by the Merger Agreement is subject to (i) receipt of the Requisite Stockholder Approval, (ii) consent from the FCC under section 310 of the Communications Act of 1934, and (iii) consent from JPMorgan Chase Bank, N.A. to the Merger and the Redemption, to the extent the Existing Debt Agreement (as such term is defined in the Merger Agreement) remains outstanding.
The Parent has obtained certain equity financing commitments pursuant to an equity commitment letter (the “Equity Commitment Letter”) for the purpose of financing the transactions contemplated by the Merger Agreement and paying related fees and expenses. Certain affiliates of SER Capital Partners (collectively, “Guarantors”) committed to contribute to Parent an equity contribution equal to $88,054 prior to or at the closing, on the terms and subject to the conditions set forth under those certain commitments.
On April 16, 2023, the Guarantors and the Company executed a guarantee (the “Guarantee”) in favor of the Company in which the Guarantors have guaranteed the due and punctual payment of any and all payment obligations of Parent and Acquisition Sub, including Parent’s and/or Acquisition Sub’s obligations to pay actual damages incurred as a result of any knowing or intentional breach of the Merger Agreement prior to the valid termination of the Merger Agreement.
In connection with the execution of the Merger Agreement, BCP, the Parent and the Company entered into a voting and support agreement (the “Letter Agreement”). Subject to the terms and conditions set forth in the Letter Agreement, BCP agreed, among other things, to vote their shares in favor of the adoption of the Merger Agreement, the Merger and the other transactions contemplated thereby, and against any agreement, transaction or proposal that relates to a competing proposal. The Letter Agreement also includes restrictions on the transfer of the Holder's shares and a waiver of appraisal rights. The Letter Agreement will terminate under certain circumstances as defined in the Letter Agreement.
23. Quarterly Financial Data (Unaudited)
The following table summarizes the unaudited quarterly results of operations for the year ended December 31, 2022 and 2021:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(a)
2022
Revenue	$66,051	$77,110	$81,540	$68,466
Operating income (loss)	(7,392)	(4,795)	(8,902)	(88,499)
Income (loss) from continuing operations, net of tax and non-controlling interest	(12,040)	(9,603)	(13,359)	(92,841)
Deemed and imputed dividends on Series A Preferred Stock	(149)	(150)	(150)	(150)
Series A Preferred Stock dividends	(2,090)	(1,571)	(956)	(690)
Net loss from continuing operations attributable to common stockholders	(14,279)	(11,324)	(14,465)	(93,681)
Income from discontinued operations, net of tax	—	—	—	—
Net loss attributable to common stockholders	(14,279)	(11,324)	(14,465)	(93,681)

Net loss from continuing operations per common share
Basic	$(4.30)	$(3.40)	$(4.30)	$(27.72)
Diluted	$(4.30)	$(3.40)	$(4.30)	$(27.72)

Net loss attributable to common stockholders per common share
Basic	$(4.30)	$(3.40)	$(4.30)	$(27.72)
Diluted	$(4.30)	$(3.40)	$(4.30)	$(27.72)

CHARAH SOLUTIONS, INC.
Notes to Consolidated Financial Statements, continued
(amounts in thousands except per share data)

	First Quarter(b)	Second Quarter	Third Quarter	Fourth Quarter(c)
2021
Revenue	$52,107	$63,518	$84,161	$93,433
Operating loss	1,978	(770)	2,661	6,669
Deemed and imputed dividends on Series A Preferred Stock	(147)	(148)	(148)	(149)
Series A Preferred Stock dividends	(2,067)	(2,148)	(1,946)	(1,995)
Income from discontinued operations, net of tax	—	—	—	—
Net loss attributable to common stockholders	(3,501)	(6,462)	(3,771)	(828)

Net loss from continuing operations per common share
Basic	$(1.20)	$(2.10)	$(1.16)	$(0.15)
Diluted	$(1.20)	$(2.10)	$(1.16)	$(0.15)

Net loss attributable to common stockholders per common share
Basic	$(1.20)	$(2.10)	$(1.16)	$(0.15)
Diluted	$(1.20)	$(2.10)	$(1.16)	$(0.15)
(a)Fourth-quarter of 2022 includes a $2,112 reversal of revenue associated with the legal investigation discussed in Note 17. The reversal of revenue corrects errors identified for the period from January 2018 through September 2022, which were not material to the consolidated financial statements for any of the affected unaudited or audited periods. In addition, the Company recognized a $62,271 impairment of intangible assets, equipment and construction in process.
(b)First-quarter of 2021 includes a $5,568 gain on sales-type lease in operating income (loss).
(c)Fourth-quarter of 2021 includes a $14,669 gain on the sale of real estate and $4,750 in accrued bonus.
Basic and diluted (loss) per common share for each of the quarters presented above is based on the respective weighted average number of common and dilutive potential common shares outstanding for each quarter, and the sum of the quarters may not necessarily be equal to the full-year basic and diluted earnings per common share amounts.

Schedule II. Valuation and Qualifying Accounts
The table below presents valuation and qualifying accounts:

	Balance at Beginning of Period	Charged to Expense	Deductions	Balance at End of Period
Year ended December 31, 2022:
Allowance for doubtful accounts	$146	$990	$(6)	$1,130
Valuation allowance for deferred taxes	19,937	31,712	(1,338)	50,311
Year ended December 31, 2021:
Allowance for doubtful accounts	$467	$62	$(383)	$146
Valuation allowance for deferred taxes	17,158	3,616	(837)	19,937