Form 10-Q
period 2023-03-31
Charah Solutions, Inc.
filed 2023-06-30
CIK 1730346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
As of June 15, 2023, the registrant had 3,402,624 shares of common stock outstanding.

CHARAH SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2023

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
The information in this Quarterly Report on Form 10‑Q (this “Quarterly Report”) includes “forward‑looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenue and losses, projected costs, prospects, plans and objectives of management are forward‑looking statements. When used in this Quarterly Report, the words “may,” “will,” “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward‑looking statements. However, not all forward‑looking statements contain such identifying words. These forward‑looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. When considering forward‑looking statements, you should keep in mind the risk factors and other cautionary statements included in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, and elsewhere herein.
On April 16, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Acquisition Parent 0423 Inc., a Delaware corporation (the “Parent”), and Acquisition Sub April 2023, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Parent (“Acquisition Sub”), pursuant to which, and subject to the terms and conditions therein, Acquisition Sub will be merged with and into the Company, with the Company continuing as the surviving corporation in the merger (the “Merger”). See Note 18, Subsequent Events, to the accompanying unaudited condensed consolidated financial statements. Various forward-looking statements in this Quarterly Report relate to the acquisition by Parent of the Company. Important transaction-related and other risk factors that could cause actual results and events to differ materially from those expressed or implied in the forward-looking statements include: (i) the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement; (ii) the completion of the transaction on unanticipated terms and timing, including delays in obtaining required stockholder and regulatory approvals, and in satisfying the other conditions to the completion of the transaction; (iii) significant transaction costs associated with the transaction; (iv) potential litigation relating to the transaction, including the effects of any outcomes related thereto; (v) the risk that disruptions from the transaction will harm the Company’s business, including current plans and operations; (vi) the ability of the Company to retain and hire key personnel; and (vii) potential adverse reactions or changes to business relationships resulting from the announcement or completion of the transaction.
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
•our ability to comply with our debt covenants and the covenants contained in the Merger Agreement;
•our expectations relating to dividend payments and our ability to make such payments, if any; and
•plans, objectives, expectations and intentions, as well as any other statement contained in this Quarterly Report that are not
ii

statements of historical fact.
We caution you that these forward‑looking statements are subject to a number of risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, the risks described under Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, and elsewhere herein. Should one or more of the risks or uncertainties described occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward‑looking statements.
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
iii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CHARAH SOLUTIONS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except par value and share amounts)
(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash	$11,876	$21,559
Restricted cash	36,536	40,100
Trade accounts receivable, net	46,930	45,696
Contract assets	23,390	20,981
Inventory	4,986	5,204
Prepaid expenses and other current assets	5,716	4,709
Total current assets	129,434	138,249
Real estate, property and equipment, net	89,601	93,940
Operating right-of-use assets	29,797	32,748
Goodwill	62,193	62,193
Other assets	9,744	11,413
Total assets	$320,769	$338,543

Liabilities, mezzanine equity and stockholders’ equity
Current liabilities:
Accounts payable	32,625	36,475
Contract liabilities	8,991	8,418
Finance lease obligations, current portion	10,156	10,592
Operating lease obligations, current portion	11,425	12,483
Notes payable, current maturities	8,131	9,649
Asset-based lending credit agreement	8,500	—
Asset retirement obligations, current portion	30,301	37,982
Accrued liabilities	26,621	26,296
Other current liabilities	1,027	1,027
Total current liabilities	137,777	142,922
Deferred tax liabilities	894	819
Contingent payments for acquisitions	1,950	1,950
Asset retirement obligations	28,338	30,579
Finance lease obligations, less current portion	22,472	24,585
Operating lease obligations, less current portion	21,208	23,621
Notes payable, less current maturities	149,246	149,584
Deferred gain and other liabilities	3,915	4,192
Total liabilities	365,800	378,252

Commitments and contingencies (see Note 15)

Mezzanine equity
Series A Preferred Stock — $0.01 par value; 26,000 shares authorized, issued and outstanding as of March 31, 2023 and December 31, 2022; aggregate liquidation preference of $38,385 and $37,176 as of March 31, 2023 and December 31, 2022, respectively	43,558	42,743
Series B Preferred Stock — $0.01 par value; 30,000 shares authorized, issued and outstanding as of March 31, 2023 and December 31, 2022; aggregate liquidation preference of $30,000 as of March 31, 2023 and December 31, 2022	28,800	28,800

Stockholders’ equity
Retained losses	(228,608)	(222,522)
Common Stock — $0.01 par value; 200,000,000 shares authorized, 3,379,605 shares issued and outstanding as of March 31, 2023 and December 31, 2022	339	339
Additional paid-in capital	110,880	110,931
Total stockholders’ equity	(117,389)	(111,252)
Total liabilities, mezzanine equity and stockholders’ equity	$320,769	$338,543
See accompanying notes to condensed consolidated financial statements

CHARAH SOLUTIONS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Construction and service revenue	$61,846	$54,858
Raw material sales	9,067	11,193
Total revenues	70,913	66,051
Construction and service cost of sales	(57,109)	(59,242)
Raw material cost of sales	(7,772)	(10,576)
Total cost of sales	(64,881)	(69,818)
Gross profit (loss)	6,032	(3,767)
General and administrative expenses	(6,234)	(8,952)
Gains on sales of real estate, property and equipment, net	2,975	3,543
(Loss) gain on ARO settlement	(41)	2,451
Other operating expenses from ERT services	(3,813)	(667)
Operating loss	(1,081)	(7,392)
Interest expense, net	(4,890)	(4,573)
Loss before income taxes	(5,971)	(11,965)
Income tax expense	(115)	(78)
Net loss	(6,086)	(12,043)
Less (loss) attributable to non-controlling interest	—	(3)
Net loss attributable to Charah Solutions, Inc.	(6,086)	(12,040)
Deemed and imputed dividends on Series A Preferred Stock	(126)	(149)
Series A Preferred Stock dividends	(677)	(2,090)
Net loss attributable to common stockholders	$(6,889)	$(14,279)

Net loss attributable to common stockholders per common share:
Basic	$(2.04)	$(4.27)
Diluted	$(2.04)	$(4.27)

Weighted-average shares outstanding used in loss per common share:
Basic	3,380	3,341
Diluted	3,380	3,341

See accompanying notes to condensed consolidated financial statements.

CHARAH SOLUTIONS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(Unaudited)

	For the Three Months Ended March 31, 2023
	Mezzanine Equity				Permanent Equity
	Series A Preferred Stock (Shares)	Series A Preferred Stock (Amount)	Series B Preferred Stock (Shares)	Series B Preferred Stock (Amount)	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Retained Losses	Total
Balance, December 31, 2022	26,000	$42,743	30,000	$28,800	3,379,605	$339	$110,931	$(222,522)	$(111,252)
Net (loss) income	—	—	—	—	—	—	—	(6,086)	(6,086)
Share based compensation expense	—	—	—	—	—	—	752	—	752
Deemed and imputed dividends on Series A Preferred Stock	—	815	—	—	—	—	(126)	—	(126)
Series A Preferred Stock Dividends	—	—	—	—	—	—	(677)	—	(677)
Balance, March 31, 2023	26,000	$43,558	30,000	$28,800	3,379,605	$339	$110,880	$(228,608)	$(117,389)

	For the Three Months Ended March 31, 2022
	Mezzanine Equity		Permanent Equity
	Series A Preferred Stock (Shares)	Series A Preferred Stock (Amount)	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Retained Losses	Total	Non-Controlling Interest	Total
Balance, December 31, 2021	26,000	$35,532	3,340,780	$334	$114,880	$(94,679)	$20,535	$262	$20,797
Net (loss) income	—	—	—	—	—	(12,040)	(12,040)	(3)	(12,043)
Share-based compensation expense	—	—	—	—	791	—	791	—	791
Shares issued under share-based compensation plans	—	—	75	—	—	—	—	—	—
Taxes paid related to the net settlement of shares	—	—	(26)	—	—	—	—		—
Deemed and imputed dividends on Series A Preferred Stock	—	2,144	—	—	(149)	—	(149)	—	(149)
Series A Preferred Stock dividends	—	—	—	—	(2,090)	—	(2,090)	—	(2,090)
Balance, March 31, 2022	26,000	$37,676	3,340,829	$334	$113,432	$(106,719)	$7,047	$259	$7,306
See accompanying notes to condensed consolidated financial statements.

CHARAH SOLUTIONS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(6,086)	$(12,043)
Adjustments to reconcile net loss to net cash and restricted cash (used in) provided by operating activities:
Depreciation and amortization	3,836	6,571
Non-cash lease expense	2,951	—
Amortization of debt issuance costs	686	561
Deferred income taxes	75	36
Gains on sales of real estate, property and equipment	(2,696)	(3,543)
Non-cash share-based compensation	752	791
Loss (gain) on ARO settlements	41	(2,451)
Realization of deferred gain on ERT project performance	(278)	—
Increase (decrease) in cash and restricted cash due to changes in:
Trade accounts receivable	(1,234)	279
Contract assets and liabilities	(1,837)	2,326
Inventory	218	1,497
Accounts payable	(3,694)	1,652
Lease liabilities	(3,471)	—
Asset retirement obligation	(9,963)	(5,992)
Other assets and liabilities	906	(13,596)
Net cash and restricted cash used in operating activities	(19,794)	(23,912)

Cash flows from investing activities:
Net proceeds from the sales of real estate, property and equipment	3,237	3,095
Purchases of property and equipment	(63)	(2,126)
Net cash and restricted cash provided by investing activities	3,174	969

Cash flows from financing activities:
Proceeds on asset-based lending credit agreement	8,500	—
Proceeds from long-term debt	—	1,402
Principal payments on long-term debt	(2,447)	(2,367)
Payments of debt issuance costs	—	(144)
Principal payments on finance lease obligations	(2,680)	(1,884)
Net cash and restricted cash provided by (used in) financing activities	3,373	(2,993)
Net decrease in cash and restricted cash	(13,247)	(25,936)
Cash and restricted cash, beginning of period	61,659	59,174
Cash and restricted cash, end of period	$48,412	$33,238
See accompanying notes to condensed consolidated financial statements.

Supplemental Disclosures and Non-cash investing and financing transactions
The following table summarizes additional supplemental disclosures and non-cash investing and financing transactions:

	Three Months Ended
	March 31,
	2023	2022
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$3,745	3,865
Cash refunds during the period for taxes	69	—

Supplemental disclosures and non-cash investing and financing transactions:
Proceeds from the sale of equipment in accounts receivable, net	$—	$1,652
Series A Preferred Stock dividends payable included in accrued expenses	677	2,090
Deemed and imputed dividends on Series A Preferred Stock	815	2,144
Equipment acquired through finance leases	132	10,043
Property and equipment included in accounts payable and accrued expenses	—	496

As reported within the unaudited condensed consolidated balance sheet:
Cash	$11,876	$11,184
Restricted cash	36,536	22,054
Total cash and restricted cash as presented in the balance sheet	$48,412	$33,238

See accompanying notes to condensed consolidated financial statements.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(Unaudited)

1. Nature of Business and Basis of Presentation
Organization
Charah Solutions, Inc. (together with its wholly-owned subsidiaries, “Charah Solutions,” the “Company,” “we,” “us, or “our”) is a holding company formed in Delaware in January 2018. The Company's majority shareholder is Bernhard Capital Partners Management, LP and its affiliates (collectively, “BCP”). BCP owns 73% of the total voting power of our outstanding shares of common stock and all of the outstanding Series A and Series B Preferred Stock (collectively, the “Preferred Stock”), which is convertible at BCP's option into shares of common stock.
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, which consist of normal recurring adjustments. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.
Going Concern
The accompanying unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
As discussed in Note 9, Long-term Debt, the Company entered into an amendment to its Credit Agreement (as defined elsewhere herein) to change the maturity date from November 9, 2025 to January 31, 2024, amongst other changes. The Company does not have sufficient cash on hand or available liquidity to repay the maturing credit agreement debt, including the outstanding letters of credit, as it becomes due within one year after the date that these unaudited condensed consolidated financial statements are issued. Combined with the Company’s recurring losses, recurring and continuing negative operating cash flows, and lack of available liquidity or cash on hand to sustain operations, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.
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
2. Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASC 842”), requiring all leases to be recognized on the balance sheet as a right-of-use asset and a lease liability unless the lease is a short-term lease (generally a lease with a term of 12 months or less). We adopted ASC 842 using a modified retrospective approach, which required recognition under the new standard, ASC 842, to be applied as of the date of adoption with all prior periods being presented under Leases (Topic 840) (“ASC 840”). In accordance with ASU No. 2020-05, ASC 842 was effective for non-public business entities for the fiscal year ending December 31, 2022 and interim periods within the fiscal year ending December 31, 2023. Therefore, financial information as of and for the period ended March 31, 2022 herein is presented under ASC 840, and financial information as of and for the periods ended December 31, 2022 and March 31, 2023 herein is presented under ASC 842.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments, which introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The new model will apply to: (1) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, (2) loan commitments and certain other off-balance sheet credit exposures, (3) debt securities and other financial assets measured at fair value through other comprehensive income, and (4) beneficial interests in securitized financial assets. The amendments contained in this ASU will be applied through a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. In November 2018, the FASB issued ASU No. 2018-19, which amended the effective date of ASU No. 2016-13 and clarified that receivables arising from operating leases are not within the scope of Subtopic 326-20. In October 2019, the FASB delayed the effective date of this ASU, extending the effective date for non-public business entities and making the ASU effective for the Company for the fiscal year ending December 31, 2023, and interim periods therein. The adoption of this ASU has not had a material impact on the Company's consolidated financial statements and is not expected to have a material impact on the Company's consolidated financial statements on a go-forward basis.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Inter-bank Offered Rate (“LIBOR”) or another rate that is expected to be discontinued. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848). This ASU provides supplemental guidance and clarification to ASU No. 2020-04, and these updates must be adopted concurrently, cumulatively referred to as “Topic 848.” The amendments in Topic 848 are currently effective for all entities, and upon adoption, may be applied prospectively to contract modifications made on or before December 31, 2022. The adoption of this ASU has not had a material impact on the Company's consolidated financial statements and is not expected to have a material impact on the Company's consolidated financial statements on a go-forward basis.
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

	Three Months Ended
	March 31,
	2023	2022
Construction contracts	$33,276	$30,840
Byproduct services	28,570	24,018
Raw material sales	9,067	11,193
Total revenue	$70,913	$66,051
As of March 31, 2023, the Company had remaining performance obligations with an aggregate transaction price of $498,504 on construction contracts for which we recognize revenue over time. We expect to recognize approximately 15% of our remaining performance obligations as revenue during the remainder of 2023, 14% in 2024, 12% in 2025, and 59% thereafter. Revenue associated with our remaining performance obligations includes performance obligations related to our construction contracts. The balance of remaining performance obligations does not include variable consideration that was determined to be constrained as of March 31, 2023. As of March 31, 2023, there were $2,113 of unapproved change orders associated with project scope changes included in determining the profit or loss on certain construction contracts, of which $1,014 were approved subsequent to quarter-end.
The Company did not have any foreign revenue for the three months ended March 31, 2023 and 2022.
4. Asset Acquisitions
As part of its ERT service offerings, the Company closed on two acquisitions during the year ended December 31, 2022: the Avon Lake Asset Acquisition and the Cheswick Generation Station Asset Acquisition.
As each asset group lacked the necessary elements of a business, these transactions were accounted for as asset acquisitions in accordance with ASC 805, Business Combinations, with the assumed liabilities, plus expenses and cash paid by or owed to the seller, comprising the purchase price. Since the fair value of the net assets acquired was different than the purchase price of the assets, the Company allocated the difference pro rata on the basis of relative fair values to reduce the basis of land, land improvements and structural fill sites, property and equipment and other assets acquired. For the Cheswick Generating Station Asset Acquisition, the Company recognized a deferred gain representing the difference between the fair value of the assets acquired and the consideration given (including transaction costs incurred).
The Company has identified asset retirement obligations within the assumed liabilities to be initially measured and valued in accordance with ASC 410, Asset Retirement and Environmental Obligations. We developed our estimates of these obligations using input from our operations personnel. Our estimates are based on our interpretation of current requirements and proposed regulatory changes and are intended to approximate fair value. Absent quoted market prices, the estimate of fair value is based on the best available information, including the results of present value techniques. We use professional engineering judgment and estimated prices based on quoted rates from third parties and amounts paid for similar work to determine the fair value of these obligations. We are required to recognize these obligations at market prices whether we plan to contract with third parties or perform the work ourselves.
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
As part of the acquisition, the Company acquired certain plant, machinery and equipment and vehicles for which management committed to a plan to sell. Property and equipment of $505 that was initially classified as held for sale was subsequently sold to third parties in 2022.
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
Cheswick Generating Station Asset Acquisition
On April 6, 2022, the Company, through its wholly-owned special purpose vehicle subsidiaries, Cheswick Plant Environmental Redevelopment Group, LLC, Cheswick Lefever, LLC and Harwick Operating Company, LLC (collectively, “CPERG”), completed the full acquisition of the Cheswick Generating Station, the Lefever Ash Landfill and the Monarch Wastewater Treatment Facility (the "Cheswick Property") from GenOn and began environmental remediation and sustainable redevelopment of the Pennsylvania properties immediately. The Cheswick Generating Station ceased electrical generation operations on March 31, 2022.
As part of this agreement, the Company, through CPERG, has acquired properties consisting of:
▪The retired Cheswick Generating Station, a 565 MW coal-fired plant previously operated by GenOn, located in Springdale, PA. The 56-acre primary generating station site, along with an adjacent 27-acre parcel, consists of an operating rail line, a coal yard, bottom ash emergency and recycle ponds, waste ponds and a coal pile runoff pond, coal delivery equipment, and an ash handling parcel. CPERG is responsible for the shutdown and decommissioning of the coal power plant, the remediation of the two ash ponds and performing all environmental remediation and redevelopment work at the site.
▪The Lefever Ash Landfill in Cheswick, PA. The 182-acre site, including the 50-acre landfill facility, provided disposal of coal combustion residuals (CCR) and residual waste from the Cheswick Generating Station. CPERG is responsible for the closure design, remediation closure work and post-closure monitoring of the landfill.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
▪The Monarch Wastewater Treatment Facility in Allegheny County, PA. CPERG is responsible for management and compliance with all applicable environmental regulations.
In the process of accounting for this transaction, the basis of the land, property and equipment acquired was reduced to zero, resulting in an excess of financial assets over and above the purchase price. The Company recorded a deferred gain of $4,476, representing the difference between the fair value of the assets acquired and the consideration given (including transaction costs incurred). This deferred gain will be recognized ratably over the entire project as remediation costs are incurred in proportion to total estimated remediation costs. During the three months ended March 31, 2023, the Company recognized $278 of the deferred gain within gains on sales of real estate, property and equipment, net, in the Company's condensed consolidated statements of operations. The decommissioning of the coal power plant and redevelopment of these properties are expected to be completed within 42 months from the date of acquisition, and the post-closure monitoring associated with the Lefever Ash Landfill and Monarch Wastewater Treatment Facility will occur for 30 years after the closure of the sites.
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
As part of the acquisition, the Company acquired certain plant, machinery and equipment and vehicles for which management committed to a plan to sell. Property and equipment that was initially classified as held for sale was subsequently sold to third parties in 2022.
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
5. Balance Sheet Items
Real estate, property and equipment, net
The following table shows the components of real estate, property and equipment, net:

	March 31, 2023	December 31, 2022
Plant, machinery and equipment	$58,215	$60,377
Structural fill site improvements	55,760	55,760
Vehicles	11,603	11,619
Office equipment	600	600
Buildings and leasehold improvements	267	267
Land, land improvements and structural fill sites	44,614	44,790
Finance lease assets	49,437	49,306
Total real estate, property and equipment	$220,496	$222,719
Less: accumulated depreciation and impairment	(130,895)	(128,779)
Real estate, property and equipment, net	$89,601	$93,940

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
Land, land improvements and structural fill sites include $18,870 of real property acquired in the asset acquisitions discussed in Note 4 that the Company is actively demolishing and for which depreciation expense is not being recorded. During the three months ended March 31, 2023 and 2022, the Company capitalized $64 and $842, respectively, of demolition costs and sold scrap with a cost basis of $237 and $990, respectively.
Depreciation expense was $3,836 and $4,597 for the three months ended March 31, 2023 and 2022, respectively.
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
During the year ended December 31, 2022, the Company determined that a triggering event occurred that indicated that the carrying value of certain long-lived assets may not be recoverable. The Company determined that the discounted future cash flows were less that the carrying value of the asset group, indicating impairment. The fair value of the assets was determined through a market approach using the net realizable value of the assets, which indicated that certain assets were impaired that resulted in an impairment charge of $10,484 recognized on October 1, 2022. The long-lived assets impaired had a remaining fair value of $20,003 as of December 31, 2022.
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
The following table reflects the classification of the lease receivable within our accompanying unaudited condensed consolidated balance sheet:

	March 31, 2023	December 31, 2022
Lease receivable	$5,856	$5,872
Less: current portion in prepaid expenses and other current assets	(68)	(68)
Non-current portion in other assets	$5,788	$5,804
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
The following table reflects the classification of the note receivable within our unaudited condensed consolidated balance sheet:

	March 31, 2023	December 31, 2022
Note receivable	$852	$852
Less: current portion in prepaid expenses and other current assets	(500)	(500)
Non-current portion in other assets	$352	$352

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
Accrued liabilities
The following table shows the components of accrued liabilities:

	March 31, 2023	December 31, 2022
Accrued expenses	$18,553	$17,022
Accrued payroll and bonuses	3,971	5,732
Accrued interest	3,420	2,853
Accrued preferred stock dividends	677	689
Accrued liabilities	$26,621	$26,296
6. Asset Retirement Obligations
As of March 31, 2023, the Company owns two structural fill sites with continuing maintenance and monitoring requirements after their closure, one wastewater treatment facility with continuing maintenance and monitoring requirements, and eight tracts of real property with decommissioning, remediation and monitoring requirements. As of March 31, 2023 and December 31, 2022, the Company has accrued $58,639 and $68,561, respectively, for the asset retirement obligations (“ARO”).
The following table reflects the activity for our asset retirement obligations:

	Three Months Ended March 31,
	2023	2022
Balance, beginning of period	$68,561	$42,413
Liabilities settled	(11,010)	(6,394)
Accretion	1,047	401
Loss (gain) on ARO settlement	41	(2,451)
Balance, end of period	58,639	33,969
Less: current portion	(30,301)	(24,776)
Non-current portion	$28,338	$9,193
7. Related Party Transactions
ATC Group Services LLC (“ATC”), an entity owned by BCP, our majority stockholder, provided environmental consulting and engineering services at certain service sites. Expenses to ATC were $10 and $18 for the three months ended March 31, 2023 and 2022, respectively. The Company had no receivables outstanding from ATC at March 31, 2023 and December 31, 2022. The Company had payables and accrued expenses, net of credit memos, due to ATC of $5 and $14 at March 31, 2023 and December 31, 2022, respectively.
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
As further discussed in Note 12, Mezzanine Equity, in March 2020, the Company entered into an agreement with an investment fund affiliated with BCP to sell 26 (twenty-six thousand) shares of Series A Preferred Stock and, in November 2022, the Company entered into an investment agreement with BCP to sell 30 (thirty thousand) shares of Series B Preferred Stock.
8. Goodwill
Goodwill is not amortized but instead is tested for impairment annually or more often if events or changes in circumstances indicate that the fair value of the asset may have decreased below its carrying value. We perform our impairment test effective October 1st of each year and evaluate for impairment indicators between annual impairment tests, of which there were none. There was no goodwill activity during the three months ended March 31, 2023.
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
The public offering price of the Notes was 100.0% of the principal amount. The Company received proceeds before payment of expenses and other fees of $135,000. The Company used the proceeds, along with cash from the sale of equity to B. Riley, to fully repay and terminate the Company’s Credit Facility, as defined below, with any remaining proceeds being used for general corporate purposes, including funding future acquisitions and investments, repaying indebtedness, making capital expenditures and funding working capital.
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
As of March 31, 2023 and December 31, 2022, the Company had $8,500 and $0, respectively, drawn on the Credit Agreement. Outstanding letters of credit were $12,487 and $10,687 as of March 31, 2023 and December 31, 2022, respectively.
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
On November 14, 2022, the Company entered into Amendment No. 2 to the Credit Agreement (the “Second Credit Agreement Amendment”) with JPMorgan Chase Bank, N.A., as administrative agent, the lenders party thereto and certain subsidiary guarantors named therein. The Second Credit Agreement Amendment, among other things, changed the benchmark rate floor on such loans from the LIBO Rate to the Adjusted Term SOFR Rate, increased the revolver Term Benchmark spread from 2.25% to 2.75%, and modified the test for the Covenant Testing Period such that any excess borrowing base over the revolving commitment amount could reduce the threshold that triggers the covenant test up to $2,000. Additionally, the Second Credit Agreement Amendment permits the Company to include $15,000 of equity contributions in "EBITDA", as defined in the Second Credit Agreement Amendment, for the fourth quarter of 2022.
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
As a result of entering into the Credit Agreement, $1,366 of third-party fees were capitalized as debt issuance costs that will be amortized through interest expense, net in the unaudited condensed consolidated Statements of Operations using the straight-line method through the maturity date of the Credit Agreement. Unamortized debt issuance costs as of March 31, 2023 and December 31, 2022 were $1,018 and $1,114, respectively, and classified in other assets in the accompanying unaudited condensed consolidated balance sheets.
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
On April 16, 2023, the Company entered into Amendment No. 2 to the Term Loan Amendment that, among other things, (i) waives the mandatory prepayment provisions with respect to certain asset sale proceeds, (ii) joins certain subsidiaries of the Company as guarantors under Term Loan Agreement, and (iii) consents to an extension of the deadline for certain financial deliverables for the fiscal year ended December 31, 2022. In connection with the Term Loan Amendment, ALERG, Cheswick Lefever LLC and Cheswick Plant Environmental Redevelopment Group LLC (collectively, the “Grantors”) entered into a security agreement, dated as of April 16, 2023, with Charah Preferred Stock Aggregator, LP, an affiliate of BCP, as the secured party (the “Secured Party”), pursuant to which the Grantors granted liens over

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
substantially all of their assets in favor of the Secured Party.
As a result of entering into the Term Loan Agreement, $598 of third-party fees were capitalized as debt issuance costs that will be amortized through interest expense, net in the unaudited condensed consolidated statements of operations using the effective interest method through the maturity date of the Term Loan Agreement.
10. Notes Payable
The following table summarizes the major components of debt at each balance sheet date and provides maturities and interest rate ranges for each major category as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Various equipment notes entered into in November 2017, payable in monthly installments ranging from $6 to $24, including interest at 5.2%, maturing in December 2022 through December 2023. The notes are secured by equipment with a net book value of $0 as of March 31, 2023.	$501	$565
Various equipment notes entered into in 2018, payable in monthly installments ranging from $1 to $39, including interest ranging from 5.6% to 6.8%, maturing in March 2023 through May 2025. The notes are secured by equipment with a net book value of $3,021 as of March 31, 2023.	3,264	3,818
Various equipment notes entered into in 2019, payable in monthly installments ranging from $2 to $23, including interest ranging from 3.9% to 6.4%, maturing in April 2024 through December 2024. The notes are secured by equipment with a net book value of $1,146 as of March 31, 2023.	1,520	1,748
Various equipment notes entered into in 2020, payable in monthly installments ranging from $9 to $10, including interest of 5.4%, maturing in August 2025. The notes are secured by equipment with a net book value of $1,034 as of March 31, 2023.	1,110	1,215
Various equipment notes entered into in 2021, payable in monthly installments ranging from $3 to $9, including interest ranging from 4.0% to 6.5%, maturing in February 2026 through August 2026. The notes are secured by equipment with a net book value of $1,297 as of March 31, 2023.	1,385	1,484
An equipment note entered into in 2022 with a customer, payable in monthly installments of $68 with no interest component, maturing with a balloon payment of the remaining outstanding balance in April 2023. The note is secured by equipment with a net book value of $3,578 as of March 31, 2023.	3,578	3,784
Various commercial insurance premium financing agreements entered into in 2022, payable in monthly installments ranging from $19 to $143, including interest ranging from 4.2% to 5.3%, maturing in November 2022 through June 2023.	203	592
A $10,000 equipment line with a bank, entered into in December 2017, secured by all equipment purchased with the proceeds of the loan. Interest is calculated on any outstanding amounts using a fixed rate of 4.5%. The equipment line converted to a term loan in September 2018 with a maturity date of June 22, 2023. The term loan is secured by equipment with a net book value of $351 as of March 31, 2023.	201	1,003
Term Loan Agreement, issued August 2022, and related amendments (see Note 9). After consideration of the amendments, the Term Loan Agreement bears interest at 12.0%, matures in April 2024 and is secured by land and land improvements with a book value of $25,744.	20,000	20,000
Senior Unsecured Notes, issued August 2021 (see Note 9). The Notes are senior unsecured obligations of the Company, bearing stated interest at 8.5%, and rank equal in right of payment with the Company’s existing and future senior unsecured indebtedness.	135,000	135,000
Total	166,762	169,209
Less debt issuance costs, net	(9,385)	(9,976)
	157,377	159,233
Less current maturities	(8,131)	(9,649)
Notes payable due after one year	$149,246	$149,584
11. Leases
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
Lease position as of March 31, 2023 and December 31, 2022
The following table presents the lease-related assets and liabilities reported in the Consolidated Balance Sheet as of March 31, 2023 and December 31, 2022:

	Classification on the Consolidated Balance Sheet	March 31, 2023	December 31, 2022
Assets
Operating lease assets	Operating lease right-of-use assets	$29,797	$32,748
Finance lease assets	Real estate, property and equipment, net	29,308	31,587
Total lease assets		$59,105	$64,335

Liabilities
Current
Operating	Operating lease liabilities, current	$11,425	$12,483
Finance	Finance lease obligations, current	10,156	10,592
Non-current
Operating	Operating lease liabilities, long-term	21,208	23,621
Finance	Finance lease obligations, less current portion	22,472	24,585
Total lease liabilities		$65,261	$71,281
As of March 31, 2023, the Company had gross finance lease assets of $49,437 offset by accumulated amortization and impairment of $20,129. As of December 31, 2022, the Company had gross finance lease assets of $49,306 offset by accumulated amortization and impairment of $17,719.
Lease costs
The following table presents information related to our lease expense for the three months ended March 31, 2023:

March 31, 2023
Finance lease costs:
Amortization expense	$2,410
Interest expense	635
Operating lease costs	3,561
Short-term lease expense	111
Total lease expense	$6,717

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
Lease term and Discount rate
The following table presents certain information related to the lease terms and discount rates for our leases as of March 31, 2023:

March 31, 2023
Weighted-average remaining term in years
Finance leases	3.64
Operating leases	4.39
Weighted-average discount rate
Finance leases	7.35%
Operating leases	7.15%
Other Information
The following table presents supplemental cash flow information related to our leases for the three months ended March 31, 2023:

March 31, 2023
Cash paid amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$4,080
Operating cash flows used for finance leases	634
Financing cash flows used for finance leases	2,680
Total	$7,394

Right-of-use assets obtained in exchange for:
New finance lease liabilities	$132
New operating lease liabilities	—
Total	$132
12. Mezzanine Equity
Series A Preferred Stock
In March 2020, the Company entered into an agreement with an investment fund affiliated with BCP to sell 26 (twenty-six thousand) shares of Series A Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), with an initial aggregate liquidation preference of $26,000, net of a 3% Original Issue Discount (“OID”) of $780 for net proceeds of $25,220 in a private placement (the “Series A Preferred Stock Offering”). Proceeds from the Series A Preferred Stock Offering were used for liquidity and general corporate purposes. In connection with the issuance of the Series A Preferred Stock, the Company incurred direct expenses of $966, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. The Series A Preferred Stock was initially recorded net of OID and direct expenses, which will be accreted through paid-in-capital as a deemed dividend from the date of issuance through the first possible known redemption date, March 16, 2023. As of March 31, 2023 and December 31, 2022, the Company had accrued dividends of $1,208 and $1,170, respectively, associated with the Series A Preferred Stock, which was recorded at a fair value of $677 and $689, respectively, using observable information for similar items and is classified as a level 2 fair value measurement.
Dividend Rights The Series A Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights and rights on the distribution of assets in any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Series A Preferred Stock had an initial liquidation preference of $1 (one thousand dollars) per share.
The holders of the Series A Preferred Stock are entitled to a cumulative dividend paid in cash at the rate of 10.0% per annum on the liquidation preference, payable on a quarterly basis. If we do not declare and pay a cash dividend to the holders of the Series A Preferred Stock, the dividend rate will increase to 13.0% per annum, and the dividends will be paid-in-kind by adding such amount to the liquidation preference. The Company’s intention is to declare and pay in-kind dividends for the foreseeable future. The dividend rate will increase to 16.0% per annum upon the occurrence and during the continuance of an event of default. As of March 31, 2023, the liquidation preference of the Series A Preferred Stock was $38,385.
Conversion Features The Series A Preferred Stock is convertible at the option of the holders at any time into shares of common stock by dividing the liquidation preference by a conversion price of $2.77 per share (the “Conversion Price”), which represents a 30% premium to the 20-day volume-weighted average price ended March 4, 2020. As of March 31, 2023, the maximum number of common shares that could be required to be issued if converted is 13,857 (thirteen million eight hundred fifty-seven thousand). The conversion rate is subject to the following customary anti-dilution and other adjustments:
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
The Series A Preferred Stock and the associated dividend payable on March 31, 2020, did not generate a beneficial conversion feature (“BCF”) upon issuance as the fair value of the Company’s common stock was less than the conversion price. If a BCF is recognized, a reduction to paid-in capital and the Series A Preferred Stock will be recorded and subsequently accreted through the first redemption date.
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
On or after the three-year anniversary of the issuance of the Series A Preferred Stock, the Company may redeem the Series A Preferred Stock, in whole or in part, for an amount in cash equal to the greater of (i) the closing sale price of the common stock on the date the Company delivers such notice multiplied by the number of shares of common stock issuable upon conversion of the outstanding Series A Preferred Stock and (ii) (x) if the redemption occurs before the fourth anniversary of the date of the closing, 103% of the liquidation preference, including accrued and unpaid dividends, or (y) if the redemption occurs on or after the fourth anniversary of the date of the closing, the liquidation preference plus accrued and unpaid dividends (the foregoing clauses (i) or (ii), as applicable, the “Redemption Price”).
On or after the seven-year anniversary of the date of issuance, the holders have the right, subject to applicable law, to require the Company to redeem the Series A Preferred Stock, in whole or in part, into cash consideration equal to the liquidation preference, including all accrued and unpaid dividends, from any source of funds legally available for such purpose.
Since the redemption of the Series A Preferred Stock is contingently or optionally redeemable and therefore not certain to occur, the Preferred Stock is not required to be classified as a liability under ASC 480, Distinguishing Liabilities from Equity. As the Series A Preferred Stock is redeemable in certain circumstances at the option of the holder and is redeemable in certain circumstances upon the occurrence of an event that is not solely within our control, we have classified the Series A Preferred Stock in mezzanine equity in the accompanying unaudited condensed consolidated balance sheets.
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
Registration Rights The holders of the Series A Preferred Stock have certain customary registration rights with respect to the shares of common stock into which the Series A Preferred Stock is converted, pursuant to the terms of a registration rights agreement.

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
At any time after the 30-month anniversary of the date of closing, the holders will have the option to require the Company to redeem any or all of the then outstanding shares of Series B Preferred Stock for cash consideration equal to the stated value provided that the Company has the financial means and subject to the approval of the Company's lender if required under a customary credit facility.
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

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
Our contract assets are as follows:

	March 31, 2023	December 31, 2022
Costs and estimated earnings in excess of billings	$12,135	$11,700
Retainage	11,255	9,281
Total contract assets	$23,390	$20,981
Our contract liabilities are as follows:

	March 31, 2023	December 31, 2022
Billings in excess of costs and estimated earnings	$8,505	$8,160
Deferred revenue	486	258
Total contract liabilities	$8,991	$8,418
We recognized revenue of $8,198 for the three months ended March 31, 2023 that was previously included in contract liabilities at December 31, 2022. We recognized revenue of $5,772 for the three months ended March 31, 2022, which was previously included in the contract liability balance at December 31, 2021.
The Company's net position on uncompleted contracts is as follows:

	March 31, 2023	December 31, 2022
Costs incurred on uncompleted contracts	$304,007	$344,692
Estimated earnings	10,640	20,267
Total costs and estimated earnings	314,647	364,959
Less billings to date	(311,017)	(361,419)
Net balance in process	$3,630	$3,540
The net balance in process classified on the accompanying unaudited condensed consolidated balance sheets is as follows:

	March 31, 2023	December 31, 2022
Costs and estimated earnings in excess of billings	$12,135	$11,700
Billings in excess of costs and estimated earnings	(8,505)	(8,160)
Net balance in process	$3,630	$3,540
Anticipated losses on long-term contracts are recognized when such losses become evident. As of March 31, 2023 and December 31, 2022, accruals for anticipated losses on long-term contracts were $8 and $120, respectively.
14. Stock-Based Compensation
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
A summary of the Company’s non-vested share activity for the three months ended March 31, 2023 is as follows:

	Restricted Stock		Performance Stock		Total
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2022	88	$36.90	63	$30.21	151	$34.08
Granted	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Vested	—	—	—	—	—	—
Balance as of March 31, 2023	88	$36.90	63	$30.21	151	$34.08

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)

	Restricted Stock		Performance Stock		Total
	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2022	1.08	$476	1.33	$346	1.18	$822

Balance as of March 31, 2023	0.83	$184	1.13	$134	0.95	$318
Stock-based compensation expense related to the restricted stock issued was $453 and $571 during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, total unrecognized stock-based compensation expense related to non-vested awards of restricted stock, net of estimated forfeitures, was $1,115, and is expected to be recognized over a weighted-average period of 1.33 years.
Stock-based compensation expense related to the performance stock issued was $299 and $220 during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, total unrecognized stock-based compensation expense related to non-vested awards of performance stock, net of estimated forfeitures, was $722, and is expected to be recognized over a weighted-average period of 1.61 years.
15. Commitments and Contingencies
In December 2022, the Company was notified by a whistleblower that certain employees had engaged in improper spending activities at one of our project sites. In response, the Company conducted an internal investigation that substantiated the whistleblower's allegations. The Company engaged external legal counsel and a forensic accounting investigation team to thoroughly assess the extent of the fraudulent activities. Based on specific assumptions and limitations, we determined a range of $1,140 to $2,670 of possible loss related to potentially fraudulent transactions believed to have been billed to the customer from 2018 through 2022. The investigation will continue to proceed through the legal process, which includes examining the extent of involvement of the customer, its representatives or any third parties in contributory responsibility, evaluating the extent of insurance coverage available for reimbursement of the Company's losses, and collaborating with external law enforcement agencies to ascertain the full scope and magnitude of the overall fraudulent scheme. The Company has reversed revenue of $2,476 for these fraudulent activities during the year ended December 31, 2022, representing management's best estimate of the probable loss, irrespective of potential recoveries from third parties or insurance policies.
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
On June 15, 2023, a purported Company stockholder filed an action against the Company and its Board of Directors (the “Board”) captioned Wilson v. Charah Solutions, Inc., et al., No. 23-cv-00656, in the United States District Court for the District of Delaware (the “Wilson Action”). The plaintiff in the Wilson Action alleges that the Company and its Board violated federal securities laws, including Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated under the Exchange Act, by issuing a materially incomplete and misleading definitive proxy statement in connection with the Merger (as defined elsewhere herein). On June 16, 2023, another purported Company stockholder filed an action against the Company and its Board captioned Wilhelm v. Charah Solutions, Inc., et al., No. 23-cv-00661, in the United States District Court for the District of Delaware (the “Wilhelm Action”) and together with the Wilson Action, the “Actions”). The plaintiffs in the Wilhelm Action also allege that the Company and its Board violated federal securities laws, including Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated under the Exchange Act, by issuing a materially incomplete and misleading definitive proxy statement in connection with the Merger. The plaintiffs in each of the Actions seek, among other things, to enjoin the transactions contemplated by the Merger Agreement (as defined elsewhere herein) and an award of attorneys’ and expert fees and expenses. The Company believes that the allegations in the Actions are without merit. The Company has received demand letters containing similar allegations from other purported stockholders and additional lawsuits arising out of the Merger may also be filed in the future.
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

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
16. Income Taxes
The Company and income tax expense of $115 and $78 for the three months ended March 31, 2023 and 2022, respectively, due to current state income tax expense and adjustments to the valuation allowance on deferred tax assets.
The effective income tax rate for the three months ended March 31, 2023 was negative 3.9% and includes the effect of the valuation allowance, state income taxes and nondeductible items. The effective income tax rate for the three months ended March 31, 2023 was less than the federal and state statutory rates primarily due to changes in the valuation allowance, which had an impact of 28.1%. The Company’s income is subject to a federal statutory rate of 21.0% and an estimated state statutory rate of 4.1% before considering the valuation allowance.
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
At March 31, 2023, deferred tax liabilities, net of deferred tax assets, was $894. A valuation allowance has been recorded for the deferred tax assets as the Company has determined that it is not more likely than not that the tax benefits related to all the deferred tax assets will be realized. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance on its deferred tax assets.
17. Loss Per Share
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
Basic and diluted loss per share is determined using the following information:

	Three Months Ended
	March 31,
	2023	2022
Numerator:
Net loss attributable to Charah Solutions, Inc.	$(6,086)	$(12,040)
Deemed and imputed dividends on Series A Preferred Stock	(126)	(149)
Series A Preferred Stock dividends	(677)	(2,090)
Net loss attributable to common stockholders	$(6,889)	$(14,279)

Denominator:
Weighted average shares outstanding	3,380	3,341
Dilutive share-based awards	—	—
Total weighted average shares outstanding, including dilutive shares	3,380	3,341

Net loss attributable to common stockholders per common share
Basic	$(2.04)	$(4.27)
Diluted	$(2.04)	$(4.27)
The holders of the Preferred Stock have non-forfeitable rights to common stock dividends or common stock dividend equivalents. Accordingly, the Preferred Stock qualifies as participating securities.
As a result of the net loss per share for the three months ended March 31, 2023 and 2022, the inclusion of all potentially dilutive shares would be anti-dilutive. Therefore, dilutive shares of 3,221 and 1,311 were excluded from the computation of the weighted-average shares for diluted net loss per share for the three months ended March 31, 2023 and 2022, respectively.

CHARAH SOLUTIONS, INC.
Notes to Condensed Consolidated Financial Statements, continued
(in thousands, except per share data)
(Unaudited)
A summary of securities excluded from the computation of diluted earnings per share is presented below:

	Three Months Ended
	March 31,
	2023	2022
Diluted earnings per share:
Anti-dilutive restricted and performance stock units	154	130
Anti-dilutive Series A Preferred Stock convertible into common stock	3,067	1,181
Potentially dilutive securities, excluded as anti-dilutive	3,221	1,311
Reverse Stock Split
On December 29, 2022, the Company effected a one-for-ten (1:10) reverse stock split of its common stock, par value $0.01 per share. The reverse stock split, which was authorized by its Board of Directors, was approved by Charah Solutions’ stockholders on November 23, 2022. The reverse stock split reduced the number of outstanding shares of the Company's common stock from 33,889 shares as of December 29, 2022, to 3,389 shares outstanding post-split. The primary purpose of the reverse stock split was to increase the per share market price of the Company’s common stock in an effort to maintain compliance with applicable NYSE continued listing standards with respect to the closing price of our common stock.
18. Subsequent Events
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
On April 16, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Acquisition Parent 0423 Inc., a Delaware corporation (the “Parent”), and Acquisition Sub April 2023, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Parent (“Acquisition Sub”), pursuant to which, and subject to the terms and conditions therein, Acquisition Sub will be merged with and into the Company, with the Company continuing as the surviving corporation in the merger (the “Merger”). Following the consummation of the Merger, the Company will be a wholly owned subsidiary of Parent. Parent is a wholly owned subsidiary of investment funds affiliated with SER Capital Partners, a private investment firm focused on sustainable investment.
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
Operating Income
We analyze our operating income, which we define as revenue and gains associated with ERT services less cost of sales, other operating expenses from ERT services, general and administrative expenses, and impairment expense, to measure our financial performance. We believe that operating income is a meaningful metric because it provides insight on profitability and true operating performance based on the historical cost basis of our assets. Additionally, due to the nature of the accounting requirements relating to our ERT services, the gains from the sales of fixed assets and the costs associated with ERT fixed asset sales are recorded as a component of operating income. When analyzing operating income, we compare actual operating income to our internal projections for a given period and to prior periods to assess our performance.
Adjusted EBITDA and Adjusted EBITDA Margin
We view Adjusted EBITDA and Adjusted EBITDA margin, which are non-GAAP financial measures, as important indicators of performance because they allow for an effective evaluation of our operating performance when compared to our peers, without regard to our financing methods or capital structure.
We define Adjusted EBITDA as net loss attributable to Charah Solutions, Inc. before interest expense, net, loss on extinguishment of debt, income taxes, depreciation and amortization, equity-based compensation, impairment expense (including inventory reserves) and transaction-related expenses and other items. Adjusted EBITDA margin represents the ratio of Adjusted EBITDA to total revenue. See “—Non-GAAP Financial Measures” below for more information and a reconciliation of Adjusted EBITDA to net loss attributable to Charah Solutions, Inc., the most directly comparable financial measure calculated and presented in accordance with GAAP.
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
Many power generation entities are experiencing an increased need to retire and decommission older or less economically viable generating assets while minimizing costs, maximizing the value of the assets and improving the environment. Our ERT services allow these partners to remove the environmental risk and insurance obligations and place control and oversight with a company specializing in these complex remediation and reclamation projects. We believe our broad set of service capabilities, track record of quality service and safety, exacting environmental standards, and a dependable and experienced labor force is a significant competitive advantage. Our work, mission and culture are directly aligned with meeting environmental, social, and governance standards and providing innovative services to solve our coal-fired plant energy providers’ most complex environmental challenges.
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
Business Environment
We believe there are long-term growth opportunities within the industry in which we operate, and we continue to have a positive long-term outlook. We believe that with our full suite of service offerings, broad geographic reach, and technical and safety expertise, assuming completion of the Merger, we are well positioned to mitigate the risks and challenges in our industry while continuing to capitalize on opportunities and trends. The following represent the recent risks and challenges experienced by the Company.
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
While opportunities to bid on new projects and work continue to be comparable to prior year levels, we believe inflationary market pressures may impact our ability to secure backlog in the near term. Our customers are focused on cost containment to maintain allowable budgets and we continue to see projects on which we have submitted competitive bids being left unawarded from higher-than-expected cost proposals received.
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
Going Concern
The Company does not have sufficient cash on hand or available liquidity to repay the maturing credit agreement debt, including the outstanding letters of credit, as it becomes due within one year after the date that these unaudited condensed consolidated financial statements are issued. This condition, combined with the Company’s recurring losses, negative operating cash flows, and lack of available liquidity, raises substantial doubt about the Company’s ability to continue as a going concern. In response, the Company has entered into a definitive agreement to be acquired by SER Capital Partners, which management anticipates will bring necessary funding to support the ongoing operations of the Company, and has implemented certain cost saving strategies to preserve liquidity. See “—Liquidity and Capital Resources” below for more information.
These factors differ in their severity and impact to our financial situation, and we continue to monitor these supply chain disruptions, logistical challenges and general market conditions with respect to availability and costs of certain materials and equipment necessary for the performance of our business and the impact to our profitability and cash flow.
Results of Operations
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

	Three Months Ended
	March 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Construction and service revenue	$61,846	$54,858	$6,988	12.7%
Raw material sales	9,067	11,193	(2,126)	(19.0)%
Total revenues	70,913	66,051	4,862	7.4%
Construction and service cost of sales	(57,109)	(59,242)	2,133	(3.6)%
Raw material cost of sales	(7,772)	(10,576)	2,804	(26.5)%
Total cost of sales	(64,881)	(69,818)	4,937	(7.1)%
Gross profit (loss)	6,032	(3,767)	9,799	260.1%
General and administrative expenses	(6,234)	(8,952)	2,718	(30.4)%
Gains on sales of real estate, property and equipment, net	2,975	3,543	(568)	(16.0)%
(Loss) gain on ARO settlement	(41)	2,451	(2,492)	(101.7)%
Other operating expenses from ERT services	(3,813)	(667)	(3,146)	471.7%
Operating loss	(1,081)	(7,392)	6,311	85.4%
Interest expense, net	(4,890)	(4,573)	(317)	6.9%
Loss before income taxes	(5,971)	(11,965)	5,994	(50.1)%
Income tax expense	(115)	(78)	(37)	47.4%
Net loss	(6,086)	(12,043)	5,957	49.5%
Less (loss) income attributable to non-controlling interest	—	(3)	3	100.0%
Net loss attributable to Charah Solutions, Inc.	$(6,086)	$(12,040)	5,954	49.5%
Construction and Service Revenue. Revenue increased $7.0 million, or 12.7%, to $61.8 million for the three months ended March 31, 2023 as compared to $54.9 million for the three months ended March 31, 2022, primarily driven by increases in byproduct services revenue of $4.6 million primarily from our two beneficial use projects and construction revenue of $2.4 million primarily from the timing of project progression on certain project work.
Raw Material Sales. Revenue decreased $2.1 million, or 19.0%, to $9.1 million for the three months ended March 31, 2023 as compared to $11.2 million for the three months ended March 31, 2022, primarily driven by a decrease in shipments.
Gross Profit. Gross profit increased $9.8 million, or 260.1%, to $6.0 million for the three months ended March 31, 2023 as compared to a $3.8 million gross loss for the three months ended March 31, 2022. As a percentage of revenue, gross profit was 9.8% and (6.9)% for the three months ended March 31, 2023 and 2022, respectively. The increase in gross profit and gross profit margin was directly affected by the absence of the certain legacy construction projects and an increase in gross profit on our beneficial use projects during the three months ended March 31, 2023, all of which were performed at a negative margin and contributed to the gross profit loss in 2022.
General and Administrative Expenses. General and administrative expenses decreased $2.7 million, or 30.4%, for the three months ended March 31, 2023 to $6.2 million as compared to $9.0 million for the three months ended March 31, 2022, primarily attributable to the lower amortization expense of $2.0 million resulting from the impairment of our trade name and customer relationship intangibles assets and a reduction-in-force and cost restructuring efforts that were implemented at the beginning of 2023. These drivers were partially offset by an increase in transaction-related costs and other items of $0.4 million.
Gains on Sales of Real Estate, Property and Equipment, Net. Gains on sales of real estate, property and equipment, net decreased $0.6 million, or 16.0%, to $3.0 million for the three months ended March 31, 2023 as compared to $3.5 million for the three months ended March 31, 2022, primarily due to the absence of scrap sales from the Gibbons Creek ERT project, partially offset by the commencement of scrap sales at the Avon Lake and Cheswick ERT projects.
(Loss) Gain on ARO Settlement. Gain on asset retirement obligation (“ARO”) settlement decreased $2.5 million, or (101.7)%, to a slight net loss for the three months ended March 31, 2023 as compared to a net gain of $2.5 million for the three months ended March 31, 2022 due to the lack of any gains on ARO settlements compared to the prior gains recognized on the Gibbons Creek ERT project.
Other Operating Expenses from ERT Services. Other operating expenses from ERT services increased $3.1 million, or 471.7%, to $3.8 million for the three months ended March 31, 2023 as compared to $0.7 million for the three months ended March 31, 2022, primarily driven by an increase in operating expenses resulting from the acquisition of the Avon Lake and Cheswick ERT projects, including the related accretion expense on the acquired AROs, and an increase in project management-related expenses for the achievement of certain projects-related milestones and profitability levels on the Gibbons Creek ERT project.
Interest Expense, Net. Interest expense, net increased $0.3 million, or 6.9%, to $4.9 million for the three months ended March 31, 2023 as compared to $4.6 million for the three months ended March 31, 2022 primarily attributable to higher debt balances.
Income Tax Expense. Income tax expense remained at $0.1 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, with a slight increase primarily due to limitations of the utilization of deferred tax assets against the reversal of deferred tax liabilities.
Net Loss. Net loss decreased $6.0 million, or 49.5%, to $6.1 million for the three months ended March 31, 2023 as compared to $12.0 million for the three months ended March 31, 2022.
Condensed Consolidated Balance Sheets
The following table is a summary of our overall financial position:

	March 31, 2023	December 31, 2022	Change
	(in thousands)
Total assets	$320,769	$338,543	$(17,774)
Total liabilities	365,800	378,252	(12,452)
Mezzanine equity	72,358	71,543	815
Total equity	(117,389)	(111,252)	(6,137)
Assets
Total assets decreased $17.8 million, primarily driven by:
▪$13.2 million in decreases of cash and restricted cash due to $19.8 million of cash and restricted cash used in operating activities, $3.2 million of cash and restricted cash provided by investing activities and $3.4 million of cash and restricted cash provided by financing activities;
▪$3.8 million in property and equipment depreciation expense during the three months ended March 31, 2023; and
▪$3.0 million in non-cash lease expense during the three months ended March 31, 2023.
Liabilities
Total liabilities decreased $12.5 million, primarily driven by:
▪$9.9 million in decreases in AROs primarily resulting from ARO settlements during the three months ended March 31, 2023, partially offset by interest accretion on AROs;
▪$5.1 million in principal payments on total long-term financing and finance lease obligations;
▪$3.9 million in decreases in accounts payable during the three months ended March 31, 2023 primarily driven by the timing of cost of sales activities and vendor payments; and
▪$3.5 million in decreases of operating lease liabilities.
These decreases were partially offset by:
▪ $8.5 million in proceeds from the Credit Agreement as discussed in Note 9. Long-term Debt.
Mezzanine Equity
Total mezzanine equity increased $0.8 million related to the paid in-kind dividends and accretion associated with the Series A Preferred Stock.

Equity
Total equity decreased $6.1 million, primarily driven by the $6.1 million net loss and $0.8 million in paid in-kind and deemed dividends associated with our Preferred Stock, partially offset by $0.8 million of share-based compensation.
Liquidity and Capital Resources
Our primary ongoing sources of liquidity and capital resources are cash on the balance sheet, cash flows generated by operating activities, borrowings under the Notes, proceeds from the issuance of debt and equity to an affiliate of the Company and availability under our asset-based lending credit agreement. Due to longer sales cycles, driven by the increase in the size, scope and complexity of remediation and compliance projects that we are bidding on, we have experienced contract initiation delays and project completion delays that have adversely affected our revenue, profitability and overall liquidity. Our long and complex projects require us to expend large sums of working capital, and delays in payment receipts, project commencement or project completion can adversely affect our financial position and the cash flows that typically fund our expenditures.
As discussed in Note 9, Long-Term Debt, on April 28, 2023, the Company entered into Consent and Amendment No. 3 to Credit Amendment ("Amendment No. 3") that, among other things, (i) provides consent to the Merger Agreement, subject to certain conditions, provided that the Merger occurs before October 16, 2023, is materially consistent with the terms of the Merger Agreement and related documents, and no event of default, as defined within the Credit Agreement, has occurred or will result from the acquisition; (ii) amends the definition of Progress Billings Cap Amount to be used in certain borrowing base certificates; (iii) amends the definition of the Applicable Rate; (iv) changes the maturity date from November 9, 2025 to January 31, 2024; and (v) consents to an extension of the deadline for certain financial deliverables for the fiscal year ended December 31, 2022. The Company does not have sufficient cash on hand or available liquidity to repay the maturing credit agreement debt, including the outstanding letters of credit, as it becomes due within one year after the date that these unaudited condensed consolidated financial statements are issued. This condition, combined with the Company’s recurring losses, negative operating cash flows, and lack of available liquidity, raises substantial doubt about the Company’s ability to continue as a going concern. In response, the Company has entered into a definitive agreement to be acquired by SER Capital Partners, which management anticipates will bring necessary funding to support the ongoing operations of the Company, and has implemented certain cost saving strategies to preserve liquidity. Additionally, the Company is currently pursuing a plan to refinance its Credit Agreement before the maturity date and other strategies to secure additional liquidity. However, these factors are subject to external conditions that are not within the Company’s control, and therefore, implementation of management’s plans cannot be deemed probable. As a result, management has concluded these plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
Cash Flows
The following table sets forth our cash flow data:

	Three Months Ended
	March 31,		Change
	2023	2022	$
	(dollars in thousands)
Net cash and restricted cash used in operating activities	$(19,794)	$(23,912)	$4,118
Net cash and restricted cash provided by investing activities	3,174	969	2,205
Net cash and restricted cash provided by (used in) financing activities	3,373	(2,993)	6,366
Net change in cash and restricted cash	$(13,247)	$(25,936)	$12,689
Operating Activities
Net cash and restricted cash used in operating activities decreased $4.1 million to $19.8 million for the three months ended March 31, 2023 as compared to $23.9 million for the three months ended March 31, 2022. The change in cash flows from operating activities was primarily attributable to:
•a decrease in net loss of $6.0 million.
•an increase in non-working capital adjustments to net loss of $3.4 million, primarily due to decreases on the gains on sales of real estate, property and equipment and ARO settlements from the Gibbons Creek ERT project, partially offset by a decrease in amortization expense resulting from the impairment of our trade name and customer relationship intangible assets.
•a decrease in working capital adjustments of $5.2 million, primarily attributable to an increase in ARO spending from the commencement of operations on the Avon Lake and Cheswick ERT projects. contract assets and liabilities due to the timing of activities, milestone payments and cash activities, and accounts payable due to the timing of cost of sales activities and vendor payments.
Investing Activities
Net cash and restricted cash provided by investing activities increased $2.2 million to $3.2 million for the three months ended March 31, 2023 as compared to $1.0 million for the three months ended March 31, 2022. The changes in cash flows from investing activities were primarily driven by a decrease in demolition costs on the Gibbons Creek that were capitalized into real estate, property and equipment, net.
Financing Activities
Net cash and restricted cash provided by (used in) financing activities increased $6.4 million to net cash and restricted cash provided by financing activities of $3.4 million for the three months ended March 31, 2023 as compared to net cash and restricted cash used in financing activities of $3.0 million for the three months ended March 31, 2022. The change in cash flows from financing activities was primarily driven by $8.5 million in proceeds from the Credit Agreement as discussed in Note 9, Long-term Debt, partially offset by an increase of $0.9 million in principal payments on long-term debt and financing lease obligations.
Working Capital
Our working capital deficit, which we define as total current assets less total current liabilities, totaled $8.3 million at March 31, 2023 as compared to $4.7 million at December 31, 2022. This increase in the net working capital deficit for the three months ended March 31, 2023 was primarily due to:
•decreases in cash and cash equivalents from net cash used in operating activities, partially offset by cash provided by investing and financing activities; and
•an increase in the outstanding balances on the asset-based lending credit agreement.
These drivers were partially offset by:
•decreases in AROs primarily driven by settlements on AROs at the Gibbons Creek, Avon Lake and Cheswick ERT projects;
•decreases in accounts payable primarily driven by the timing of cost of sales activities and vendor payments; and
•decreases in finance lease obligations and notes payables due to principal payments on long-term debt financing and finance during the three months ended March 31, 2023.
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
The public offering price of the Notes was 100.0% of the principal amount. The Company received proceeds before payment of expenses and other fees of $135.0 million. The Company used the proceeds, along with cash from the sale of equity to B. Riley, to fully repay and terminate the Company’s Credit Facility, as defined below, with any remaining proceeds being used for general corporate purposes, including funding future acquisitions and investments, repaying indebtedness, making capital expenditures and funding working capital.
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
As of March 31, 2023 and December 31, 2022, the Company had $8.5 million and $0, respectively, drawn on the Credit Agreement. Outstanding letters of credit were $12.5 million and $10.7 million as of March 31, 2023 and December 31, 2022, respectively.
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
On November 14, 2022, the Company entered into Amendment No. 2 to the Credit Agreement (the “Second Credit Agreement Amendment”) with JPMorgan Chase Bank, N.A., as administrative agent, the lenders party thereto and certain subsidiary guarantors named therein. The Second Credit Agreement Amendment, among other things, changed the benchmark rate floor on such loans from the LIBO Rate to the Adjusted Term SOFR Rate, increased the revolver Term Benchmark spread from 2.25% to 2.75%, and modified the test for the Covenant Testing Period such that any excess borrowing base over the revolving commitment amount could reduce the threshold that triggers the covenant test up to $2.0 million. Additionally, the Second Credit Agreement Amendment permits the Company to include $15,000 of equity contributions in "EBITDA", as defined in the Second Credit Agreement Amendment, for the fourth quarter of 2022.
On April 28, 2023, the Company entered into Consent and Amendment No. 3 to Credit Amendment ("Amendment No. 3") that, among other things, (i) provides consent to the Merger Agreement, subject to certain conditions, provided that it occurs before October 16, 2023, is materially consistent with the terms of the Merger Agreement and related documents, and no event of default, as defined within the Credit Agreement, has occurred or will result from the acquisition; (ii) amends the definition of Progress Billings Cap Amount to be used in certain borrowing base certificates; (iii) amends the definition of the Applicable Rate; (iv) changes the maturity date from November 9, 2025 to January 31, 2024; and (v) consents to an extension of the deadline for certain financial deliverables for the fiscal year ended December 31, 2022.
As a result of entering into the Credit Agreement, $1.4 million of third-party fees were capitalized as debt issuance costs that will be amortized through interest expense, net in the unaudited condensed consolidated Statements of Operations using the straight-line method through the maturity date of the Credit Agreement. Unamortized debt issuance costs as of March 31, 2023 and December 31, 2022 were $1.0 million and $1.1 million, respectively, and classified in other assets in the accompanying unaudited condensed consolidated balance sheets.
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
On April 16, 2023, the Company entered into Amendment No. 2 to the Term Loan Amendment that, among other things, (i) waives the mandatory prepayment provisions with respect to certain asset sale proceeds, (ii) joins certain subsidiaries of the Company as guarantors under Term Loan Agreement, and (iii) consents to an extension of the deadline for certain financial deliverables for the fiscal year ended December 31, 2022. In connection with the Term Loan Amendment, ALERG, Cheswick Lefever LLC and Cheswick Plant Environmental Redevelopment Group LLC (collectively, the “Grantors”) entered into a security agreement, dated as of April 16, 2023, with Charah Preferred Stock Aggregator, LP, an affiliate of BCP, as the secured party (the “Secured Party”), pursuant to which the Grantors granted liens over substantially all of their assets in favor of the Secured Party.
As a result of entering into the Term Loan Agreement, $0.6 million of third-party fees were capitalized as debt issuance costs that will be amortized through interest expense, net in the unaudited condensed consolidated statements of operations using the effective interest method through the maturity date of the Term Loan Agreement.
Equipment Financing Facilities
We have entered into various equipment financing arrangements to finance the acquisition of certain equipment (the “Equipment Financing Facilities”). As of March 31, 2023, we had $11.6 million of equipment notes outstanding. Each of the Equipment Financing Facilities includes non-financial covenants, and, as of March 31, 2023, we were in compliance with these covenants.
Series A Preferred Stock
In March 2020, the Company entered into an agreement with an investment fund affiliated with BCP to sell twenty-six thousand shares of Series A Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), for net proceeds of $25.2 million in a private placement (the “Series A Preferred Stock Offering”). The Series A Preferred Stock had an initial liquidation preference of $1,000 per share and pays a dividend at the rate of 10% per annum in cash, or 13% if the Company elects to pay dividends in-kind by adding such amount to the liquidation preference. The Company intends to pay dividends-in-kind for the foreseeable future. Proceeds from the Series A Preferred Stock Offering were used for liquidity and general corporate purposes.
For more information related to the Series A Preferred Stock, see Note 12, Mezzanine Equity, to the accompanying unaudited condensed consolidated financial statements.
Series B Preferred Stock
On November 14, 2022, the Company entered into an agreement with an investment fund affiliated with BCP to sell thirty thousand shares of Series B Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”), with an initial aggregate liquidation preference of $30.0 million, net of a 4% OID of $1.2 million for net proceeds of $28.8 million in a private placement (the “Series B Preferred Stock Investment”). Proceeds from the Series B Preferred Stock Investment will be used for liquidity and general corporate purposes.
For more information related to the Series B Preferred Stock, see Note 12, Mezzanine Equity, to the accompanying unaudited condensed consolidated financial statements.
Reverse Stock Split
The Company effected a one-for-ten reverse stock split of its common stock on December 29, 2022.

Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and Adjusted EBITDA margin are not financial measures determined in accordance with GAAP.
We define Adjusted EBITDA as net loss attributable to Charah Solutions, Inc. before interest expense, net, loss on extinguishment of debt, income taxes, depreciation and amortization, equity-based compensation, impairment expense (including inventory reserves) and transaction-related expenses and other items.. Adjusted EBITDA margin represents the ratio of Adjusted EBITDA to total revenue.
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

	Three Months Ended
	March 31,
	2023	2022

Net loss attributable to Charah Solutions, Inc.	$(6,086)	$(12,040)
Interest expense, net	4,890	4,573
Income tax expense	115	78
Depreciation and amortization	3,836	6,571
Equity-based compensation	752	791
Impairment expense	—	380
Transaction-related expenses and other items(1)	433	7
Adjusted EBITDA	$3,940	$360
Adjusted EBITDA margin(2)	5.6%	0.5%
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
Contractual Obligations
As of March 31, 2023, there have been no material changes in our outstanding contractual obligations from those disclosed within Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2022 except as disclosed in the Liquidity and Capital Resources section of this Quarterly Report.
Critical Accounting Policies and Estimates
There were no changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Recent Accounting Pronouncements
Please see Note 2, Recent Accounting Pronouncements, to the accompanying unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report and Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of recent accounting pronouncements.
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
As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer and Treasurer concluded, as of March 31, 2023, the disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.
Notwithstanding the identified material weaknesses disclosed below, management, including our Chief Executive Officer and Chief Financial Officer and Treasurer, believes the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. GAAP.
Background
In December 2022, the Company was notified by a whistleblower that certain employees had engaged in improper spending activities at one of our project sites. In response, the Company conducted an internal investigation that substantiated the whistleblower's allegations. The Company engaged external legal counsel and a forensic accounting investigation team to thoroughly assess the extent of the fraudulent activities. Based on specific assumptions and limitations, we determined a range of probable, or potentially fraudulent, transactions believed to have been billed to a customer from 2018 through 2022. The investigation will continue to proceed through the legal process, which includes examining the extent of involvement of the customer or any third parties in contributory responsibility, evaluating the extent of insurance coverage available for reimbursement of the Company's losses, and collaborating with external law enforcement agencies to ascertain the full scope and magnitude of the overall fraudulent scheme. Management concluded that our system of internal control over financial reporting did not timely identify the fraudulent activities as part of the evaluation of the effectiveness of the internal controls. See Note 15, Commitments and Contingencies, for further discussion.
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
The Company’s internal control over financial reporting is based upon the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO framework”). Our internal control over financial reporting system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based on the criteria established in the COSO Framework. Based on this evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer and Treasurer, concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was not effective due to the material weaknesses described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, we identified the following control deficiencies which aggregated to a material weakness in control design: (i) lack of a sufficient number of trained resources with assigned responsibilities and accountability for the design and operation of internal controls over financial reporting; (ii) lack of formal and effective controls over certain financial statement account balances; (iii) lack of user profiles to ensure adequate restriction of users to perform only transactions that are consistent with their function; and (iv) lack of appropriate segregation of duties within the accounting and finance functions, including order to cash, process to pay and payroll business processes.

Due to the lack of remediation of the previously disclosed material weakness, in combination with additional deficiencies identified by management in connection with preparation of the Annual Report on Form 10-K for the year ended December 31, 2022, management determined that, in the aggregate, there were additional material weaknesses in our internal control over financial reporting as of December 31, 2022, as follows:
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
▪Risk Assessment – (i) Performing a rigorous scoping and risk assessment process to identify and analyze risk across the various levels of the Company; and (ii) identifying and analyzing risks.
▪Control Activities – (i) Enhancing the design of control activities to operate at a level of precision to identify all potential material errors; (ii) training control owners to improve the required retention of documentation evidencing their operation; (iii) implementing revised policies and procedures for corporate expenditures, including spending with corporate credit cards, and the associated approval of those expenditures, and (iv) designing and implementing policies and procedures to address segregation of duties and the risk of fraud.
▪Information and Communication – (i) Designing and implementing controls that review, approve, and periodically re-evaluate the user access privileges for all system users and the business purpose for allowing access for each authorized user to address segregation of duties in information technology systems; and (ii) developing and implementing mitigating control procedures to address areas where limitations exist within GITCs or fraud is more likely to occur.
▪Monitoring – (i) Developing a remediation plan with measurable action items and continuous assessment of progression until completion; and (ii) developing sustainable and measurable procedures to assess the internal control environment on an ongoing basis.
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

Changes in Internal Control Over Financial Reporting
Aside from the identification of the material weaknesses described above and the actions taken as described in Management’s Remediation Plan above to improve the Company’s internal control over financial reporting, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2023 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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
On June 15, 2023, a purported Company stockholder filed an action against the Company and its Board of Directors (the “Board”) captioned Wilson v. Charah Solutions, Inc., et al., No. 23-cv-00656, in the United States District Court for the District of Delaware (the “Wilson Action”). The plaintiff in the Wilson Action alleges that the Company and its Board violated federal securities laws, including Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated under the Exchange Act, by issuing a materially incomplete and misleading definitive proxy statement in connection with the Merger (as defined elsewhere herein). On June 16, 2023, another purported Company stockholder filed an action against the Company and its Board captioned Wilhelm v. Charah Solutions, Inc., et al., No. 23-cv-00661, in the United States District Court for the District of Delaware (the “Wilhelm Action”) and together with the Wilson Action, the “Actions”). The plaintiffs in the Wilhelm Action also allege that the Company and its Board violated federal securities laws, including Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated under the Exchange Act, by issuing a materially incomplete and misleading definitive proxy statement in connection with the Merger. The plaintiffs in each of the Actions seek, among other things, to enjoin the transactions contemplated by the Merger Agreement (as defined elsewhere herein) and an award of attorneys’ and expert fees and expenses. The Company believes that the allegations in the Actions are without merit. The Company has received demand letters containing similar allegations from other purported stockholders and additional lawsuits arising out of the Merger may also be filed in the future.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
During the three months ended March 31, 2023, there were no repurchases of our common stock.

Item 6. Exhibits

Exhibit Number	Description
2.1††
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

3.3	Certificate of Designations of Series A Preferred Stock, dated March 16, 2020 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed March 18, 2020).
3.4	Certificate of Designations of Series B Preferred Stock, dated November 14, 2022 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8‑K filed on November 16, 2022).
3.5	Amended and Restated Bylaws of Charah Solutions, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed June 22, 2018).
10.1†
Employment Agreement between Charah, LLC, Charah Solutions, Inc. and Joe Skidmore, effective as of March 16, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 22, 2023).

10.2††
Voting and Support Agreement, dated as of April 16, 2023, by and among Charah Holdings LP, BCP Energy Services Fund-A, LP, BCP Energy Services Fund, LP, Charah Preferred Stock Aggregator, LP, Acquisition Parent 0423 Inc. and Charah Solutions, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 21, 2023).

10.3
Amendment No. 2, dated as of April 16, 2023, to the Term Loan Agreement by and among Gibbons Creek Environmental Redevelopment Group, LLC, as borrower, the Charah Solutions, Inc., Charah, LLC, and Charah Preferred Stock Aggregator, LP, as lender (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed April 21, 2023).

10.4
Security Agreement, dated as of April 16, 2023, by and among Avon Lake Environmental Redevelopment Group, LLC, Cheswick Lefever LLC and Cheswick Plant Environmental Redevelopment Group LLC and Charah Preferred Stock Aggregator, LP. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed April 21, 2023).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a)/15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a)/15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
    ___________

*	Filed herewith.
**	Furnished herewith.
†	Indicates a management contract or compensatory plan or arrangement.
††	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission on request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARAH SOLUTIONS, INC.

June 30, 2023	By:	/s/ Jonathan T. Batarseh
	Name:	Jonathan T. Batarseh
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

June 30, 2023	By:	/s/ Joseph P. Skidmore
	Name:	Joseph P. Skidmore
	Title:	Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)